Form 10-Q
period 2016-03-31
Armstrong Flooring, Inc.
filed 2016-05-09
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-4303305
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

2500 Columbia Avenue, PO Box 3025, Lancaster, Pennsylvania 17604
(Address of principal executive offices)

(717) 672-9611
(Registrant’s telephone number, including area code).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☐ No   ☑

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes   ☑ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The Registrant had 27,742,312 shares of common stock, $0.0001 par value, outstanding at May 2, 2016.

Armstrong Flooring, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Armstrong Flooring, Inc.
Condensed Combined Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2016	2015
Net sales	$284.4	$259.4
Cost of goods sold	237.2	217.9
Gross profit	47.2	41.5
Selling, general and administrative expenses	51.8	44.9
Operating loss	(4.6)	(3.4)
Other non-operating expense	0.3	—
Other non-operating income	0.2	0.2
Loss from continuing operations before income taxes	(4.7)	(3.2)
Income tax (benefit) expense	(0.4)	0.7
Loss from continuing operations	(4.3)	(3.9)
Net gain on disposal of discontinued business, net of tax benefit of $1.8 and $43.7	1.7	42.5
Net earnings from discontinued operations	1.7	42.5
Net (loss) earnings	$(2.6)	$38.6
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(4.1)	(4.9)
Derivative (loss) gain	(1.8)	0.9
Postretirement adjustments	0.1	—
Total other comprehensive loss	(5.8)	(4.0)
Total comprehensive (loss) income	$(8.4)	$34.6

See accompanying notes to condensed combined financial statements.

Armstrong Flooring, Inc.
Condensed Combined Balance Sheets
(Dollars in millions)

	March 31, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Accounts and notes receivable, net	$100.5	$72.2
Inventories, net	239.9	242.8
Deferred income taxes	2.9	3.0
Prepaid expenses and other current assets	27.5	31.7
Total current assets	370.8	349.7
Property, plant, and equipment, less accumulated depreciation and amortization of $315.7 and $311.1, respectively	432.8	434.5
Intangible assets, net	42.8	42.6
Deferred income taxes	23.6	23.5
Cash surrender value of life insurance and other non-current assets	11.7	13.1
Total assets	$881.7	$863.4
Liabilities and Armstrong World Industries (“AWI”) Equity
Current liabilities:
Accounts payable and accrued expenses	$145.1	$161.0
Deferred income taxes	0.3	0.3
Total current liabilities	145.4	161.3
Long-term debt	—	10.0
Postretirement benefit liabilities	3.3	3.3
Other long-term liabilities	12.3	12.4
Noncurrent income taxes payable	56.5	56.4
Deferred income taxes	1.1	2.1
Total noncurrent liabilities	73.2	84.2
AWI investment in Armstrong Flooring, Inc. (“AFI”)
Net AWI investment	666.9	615.9
Accumulated other comprehensive (loss) income	(3.8)	2.0
Total AWI equity	663.1	617.9
Total liabilities and AWI equity	$881.7	$863.4

See accompanying notes to condensed combined financial statements.

Armstrong Flooring, Inc.
Condensed Combined Statements of AWI Equity (Unaudited)
(Dollars in millions)

	Net AWI Investment	Accumulated Other Comprehensive Income (Loss)	Total AWI Equity
December 31, 2015	$615.9	$2.0	$617.9
Net loss	(2.6)	—	(2.6)
Net AWI transfers	53.6	—	53.6
Other comprehensive loss	—	(5.8)	(5.8)
March 31, 2016	$666.9	$(3.8)	$663.1

December 31, 2014	$561.7	$13.7	$575.4
Net earnings	38.6	—	38.6
Net AWI transfers	45.7	—	45.7
Other comprehensive loss	—	(4.0)	(4.0)
March 31, 2015	$646.0	$9.7	$655.7

See accompanying notes to condensed combined financial statements.

Armstrong Flooring, Inc.
Condensed Combined Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net (loss) earnings	$(2.6)	$38.6
Adjustments to reconcile net (loss) earnings to net cash used for operating activities:
Depreciation and amortization	11.4	9.4
Loss on disposal of discontinued operations	—	0.5
Deferred income taxes	(1.0)	(45.1)
Other, non-cash adjustments, net	—	(0.1)
Changes in operating assets and liabilities:
Receivables, inventories and other operating assets	(20.2)	(32.7)
Accounts payable, income taxes payable and other operating liabilities	(16.5)	(5.5)
Net cash used for operating activities	(28.9)	(34.9)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.9)	(10.8)
Proceeds from the sale of assets	0.1	0.1
Proceeds from settlement of note receivable	0.2	—
Net cash used for investing activities	(7.6)	(10.7)
Cash flows from financing activities:
Payments of long-term debt	(10.0)	—
Net transfers from AWI	53.6	45.7
Non-cash foreign currency translation adjustment	(7.0)	—
Net cash provided by financing activities	36.6	45.7
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.1)
Net increase in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of year	$—	$—
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$4.1	$13.2

See accompanying notes to condensed combined financial statements.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Background
On April 1, 2016 Armstrong World Industries (“AWI”), a Pennsylvania corporation, separated AWI’s Resilient Flooring and Wood Flooring segments from its Building Products (“Ceiling”) segment (the “Separation”). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to Armstrong Flooring, Inc. (“AFI”) and then distributing the common stock of AFI to AWI’s shareholders (the “Distribution”). The Separation and Distribution (together, the “Spin-off”) resulted in AWI and AFI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business. When we refer to “AFI,” “the Company,” “we,” “our,” and “us” in this report, we are referring to Armstrong Flooring, Inc., a Delaware corporation, and its combined affiliates unless the context requires otherwise. When we refer to “AWI,” we are referring to Armstrong World Industries, Inc., a Pennsylvania corporation, and its consolidated subsidiaries unless the context requires otherwise.
We are a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim.
Basis of Presentation
The accounting policies used in preparing the Condensed Combined Financial Statements in this Form 10-Q are the same as those used in preparing the Combined Financial Statements for the year ended December 31, 2015 in our information statement included in our Registration Statement (the “Information Statement”). These statements should therefore be read in conjunction with the Combined Financial Statements and notes for the fiscal year ended December 31, 2015. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the first quarter of 2016 and 2015 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions.
These Condensed Combined Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty reserves, worker's compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates.
Throughout all periods covered by these Condensed Combined Financial Statements, AFI operated as a part of AWI. The Condensed Combined Financial Statements and accompanying data in this report have been prepared from AWI’s historical accounting records and are presented on a stand-alone basis as if the operations had been conducted independently of AWI. The Condensed Combined Financial Statements of AFI presented are not indicative of our future performance, and do not necessarily reflect what our historical results of operations, financial position and cash flows would have been if we had operated as a separate, stand-alone entity during those periods.
The Condensed Combined Statements of Operations and Comprehensive Income (Loss) include all revenues and costs attributable to AFI, including costs for facilities, functions and services used by AFI. Certain shared costs have been charged to AFI based on usage or other allocation methods. The results of operations also include allocations of (i) costs for administrative functions and services performed on behalf of AFI by centralized staff groups within AWI, (ii) AWI’s general corporate expenses and (iii) certain pension and other retirement benefit costs.
AFI is comprised of certain stand-alone legal entities for which discrete financial information is available, as well as portions of legal entities for which discrete financial information is not available (“Shared Entities”). For the Shared

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

Entities for which discrete financial information was not available, such as shared utilities, taxes, and other shared costs, allocation methodologies were applied to allocate amounts to AFI. All of the allocations and estimates in the Condensed Combined Financial Statements are based on assumptions that management of AWI and AFI believe are reasonable.
All charges and allocations of cost for facilities, functions and services performed by AWI have been deemed paid by AFI to AWI in cash, in the period in which the cost was recorded in the Condensed Combined Statements of Operations and Comprehensive Income (Loss). Transactions between AWI and AFI are accounted for through Net AWI investment.
AFI’s portion of current income taxes payable is deemed to have been remitted to AWI in the period the related tax expense is recorded. AFI’s portion of current income taxes receivable is deemed to have been remitted to AFI by AWI in the period to which the receivable applies only to the extent that a refund of such taxes could have been recognized by AFI on a stand-alone basis under the law of the relevant taxing jurisdiction.
All significant intercompany transactions within AFI have been eliminated from the combined financial statements.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers.” The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers: Deferral of the Effective Date” which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, “Principal versus Agent Considerations (Reporting Gross versus Net),” which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, “Identifying Performance Obligations and Licensing,” which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We have not selected a transition method and are currently evaluating the impact these ASC updates will have on our financial condition, results of operations and cash flows.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” The guidance requires that inventory that is measured on a first-in, first-out or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the last-in, first-out basis or the retail recovery method, there is no change to current measurement requirements. This new guidance must be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.
In November 2015, the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes.” The guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. This new guidance may be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition and cash flows.
In January 2016, the FASB issued ASU 2016-01, “Recognition and Measurement of Financial Assets and Financial Liabilities.” The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

In February 2016, the FASB issued ASU 2016-02, “Leases.” The guidance amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions. The accounting applied by a lessor is largely unchanged from that applied under existing U.S. GAAP. This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting.” The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense in the income statement and by allowing entities to recognize forfeitures of awards when they occur. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and may be adopted prospectively or retroactively. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

NOTE 2. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's Board of Directors approved the cessation of funding to our DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in December 2014 resulted in our disposal and presentation of DLW for all historical periods as a discontinued operation. However, the insolvency filing did not meet the U.S. tax criteria to be consider disposed of until the first quarter of 2015. In determining the U.S tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115 million, were considered proceeds. However, pension deductions for tax purposes result only when the benefit payments are made. Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million were recorded in the first quarter of 2015 within discontinued operation for the tax benefit of the future pension deductions.
At the date of insolvency, DLW had a net liability of $12.9 million, representing assets of $151.9 million and liabilities of $164.8 million, which were removed from AWI’s balance sheet. This net liability was recognized as a contingent liability on AWI’s balance sheet pending the closure and results of the insolvency proceedings. Any shortfall will be the responsibility of AWI immediately when identified and any excess will be reflected by AWI when insolvency proceedings are finalized. The liability has been excluded from AFI’s Combined Balance Sheets as AWI will be solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the insolvency proceedings.
The following is a summary of the operating results of our discontinued business. These results were previously presented as part of the Resilient Flooring reporting segment.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Loss on disposal of discontinued business before income tax	$(0.1)	$(1.2)
Income tax benefit	1.8	43.7
Net gain on disposal of discontinued business	$1.7	$42.5
The $0.1 million and $1.2 million pre-tax losses on disposal of discontinued business recorded in 2016 and 2015 were comprised of selling, general and administrative expenses.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

NOTE 3. RELATIONSHIP WITH AWI AND RELATED ENTITIES
Allocation of general corporate and other expenses
These Condensed Combined Financial Statements include expense allocations for certain functions provided by AWI, including, but not limited to finance, legal, information technology, and human resources as well as pension expenses. In 2015, these expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures. Beginning in the first quarter of 2016, such expenses were deemed to be directly attributed to our segments.
The presentation of these costs allocated to us by AWI in our Condensed Combined Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Expense (income), net:
Cost of goods sold	$—	$2.3
Selling, general and administrative expenses	0.5	7.3
Other non-operating (income)	—	(0.2)
Other non-operating expense	0.3	—
Total	$0.8	$9.4

NOTE 4. INCOME TAXES

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Loss from continuing operations before income taxes:	$(4.7)	$(3.2)
Income tax (benefit) expense	(0.4)	0.7
Effective tax rate	8.5%	(21.9)%
We recorded an income tax benefit for the first quarter of 2016 compared to an income tax expense in the same period in 2015, primarily due to lower unbenefited foreign operating losses.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While AFI has no history of tax audits on a stand-alone basis, AWI is routinely audited by U.S. federal, state and local, and non-U.S. taxing authorities. Accordingly, AWI and AFI regularly assess the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2016 to AFI's unrecognized tax benefits as of December 31, 2015.
Our non-current tax liability includes a $11.4 million liability related to our former DLW subsidiary. This liability remained with AWI at Separation.
As of March 31, 2016, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE

(Dollars in millions)	March 31, 2016	December 31, 2015
Customer receivables	$114.4	$85.1
Customer notes	0.7	0.8
Miscellaneous receivables	2.5	4.1
Less: allowance for warranties, discounts, and losses	(17.1)	(17.8)
Accounts and notes receivable, net	$100.5	$72.2
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
Allowances for warranties represents expected reimbursements for cost associated with warranty repairs provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.

NOTE 6. PRODUCT WARRANTIES
The following table summarizes the activity for the accrual of product warranties for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Balance at beginning of period	$7.3	$7.7
Reductions for payments	(2.3)	(2.6)
Current year warranty accruals	2.5	2.1
Balance at end of period	$7.5	$7.2

NOTE 7. INVENTORIES

(Dollars in millions)	March 31, 2016	December 31, 2015
Finished goods	$138.8	$127.8
Goods in process	20.8	21.0
Raw materials and supplies	94.0	106.2
Less: LIFO and other reserves	(13.7)	(12.2)
Total inventories, net	$239.9	$242.8

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of March 31, 2016 and December 31, 2015:

		March 31, 2016		December 31, 2015
(Dollars in millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Land use rights	Various	$5.4	$0.6	$5.4	$0.6
Developed technology	15 years	5.1	1.2	4.9	1.1
Other	Various	0.2	0.2	0.2	0.2
Total		10.7	$2.0	10.5	$1.9
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	34.1		34.0
Total intangible assets		$44.8		$44.5

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Amortization expense	$0.1	$0.1

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(Dollars in millions)	March 31, 2016	December 31, 2015
Payables, trade and other	$114.5	$117.7
Employment costs	9.8	24.9
Other payables	20.8	18.4
Accounts payable and accrued expenses	$145.1	$161.0

NOTE 10. DEBT
As of March 31, 2016, AFI had no outstanding long-term debt. As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a variable rate tax-exempt industrial development bond that financed the construction of a Wood Flooring plant in Somerset, Kentucky. During the first quarter of 2016, this bond was defeased by paying $10.1 million, including $0.1 million of accrued interest, to the trustee in anticipation of a planned redemption at the next interest payment date of April 1, 2016.
As of March 31, 2016, AFI had $0.7 million of letters of credit outstanding.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

NOTE 11. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	March 31, 2016		December 31, 2015
(Dollars in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total debt	$—	$—	$(10.0)	$(10.0)
Foreign currency contracts, net	0.5	0.5	2.9	2.9

The carrying amounts of receivables, accounts payable and accrued expenses approximate estimated fair value because of the short-term maturity of these instruments. The estimated fair value of outstanding debt at December 31, 2015 consisted of our $10.0 million variable rate tax-exempt industrial development bond, which was defeased during the first quarter of 2016. The fair values of our net foreign currency contracts, which were $0.5 million and $2.9 million as of March 31, 2016 and December 31, 2015, respectively, were estimated from market quotes which were provided by a well-recognized national market data provider, and which are considered to be Level 1 inputs. We do not have any assets or liabilities that are valued using Level 2 or Level 3 (unobservable) inputs.
NOTE 12. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates that could impact our results of operations, cash flows and financial condition. AWI enters into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swap contracts are entered into by AWI for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges designated as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. Derivative financial instruments are used as risk management tools and not for speculative trading purposes.
Counterparty Risk
AWI only enters into derivative transactions with established counterparties having a credit rating of BBB or better. Counterparty credit default swap levels and credit ratings are monitored on a regular basis. All of AWI’s derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit exposure in situations where gain and loss positions are outstanding with a single counterparty. AWI neither posts nor receives cash collateral with any counterparty for its derivative transactions. These ISDAs do not have any credit contingent features; however, a default under AWI’s bank credit facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus the risk of counterparty default is negligible.
Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries throughout the world and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of March 31, 2016, based on operating profits by currency, are to the Canadian dollar, Chinese renminbi and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 15 months forward. The notional amount of these hedges was $25.5 million and $34.9 million at March 31, 2016 and December 31, 2015, respectively. Gains and losses on these instruments are recorded in Other comprehensive income (loss), to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Selling, general and administrative expense. The earnings impact of the ineffective portion of these hedges was not material for the three months ended March 31, 2016 and 2015.
Financial Statement Impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of March 31, 2016 and December 31, 2015. We had no derivative assets or liabilities that were not designated as hedging instruments at March 31, 2016 or December 31, 2015. The derivative asset and liability balances below are gross amounts; we have not netted assets with liabilities.

	Derivative Assets			Derivative Liabilities
		Fair Value			Fair Value
(Dollars in millions)	Balance Sheet Location	March 31, 2016	December 31, 2015	Balance Sheet Location	March 31, 2016	December 31, 2015
Foreign exchange contracts	Prepaid expenses and other current assets	$0.8	$3.2	Accounts payable and accrued expenses	$0.3	$0.3

	Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income (“AOCI”) (Effective Portion)		Location of Gain (Loss) Reclassified from AOCI into Income (Effective Portion)	Gain (Loss) Reclassified from AOCI into Income (Effective Portion)
	Three Months Ended March 31,			Three Months Ended March 31,
(Dollars in millions)	2016	2015		2016	2015
Foreign exchange contracts – purchases	$(0.3)	$(0.6)	Cost of goods sold	$(0.1)	$(0.2)
Foreign exchange contracts – sales	(1.1)	2.7	Net sales	1.0	1.2
Total	$(1.4)	$2.1		$0.9	$1.0

As of March 31, 2016, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.5 million.

There was no gain or loss recognized in earnings for derivative instruments not designated as hedging instruments in the three months ended March 31, 2016 or 2015.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

NOTE 13. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
For the periods presented, certain of our North American employees participated in defined benefit pension and postretirement plans (the “Shared Plans”) sponsored by AWI. In addition, certain of our U.S. employees participate in a postretirement medical benefit plan sponsored by us (the “AFI Postretirement Plan”). The related net benefit plan obligations of the Shared Plans are not included in our Condensed Combined Balance Sheets as we do not sponsor the Shared Plans and have no rights or obligations related to the Shared Plans’ assets or liabilities. Our Condensed Combined Statements of Operations and Comprehensive Income (Loss) include Shared Plan expenses for our active and retired employees as well as an allocation of Shared Plan expenses associated with corporate personnel. The Shared Plan expenses presented in our Condensed Combined Financial Statements represent the allocation of plan costs to AFI and do not represent cash payments to AWI or to the Shared Plans.
The following table summarizes our pension and postretirement expense (income) for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Shared Plans:
Defined benefit pension, U.S.	$2.2	$3.7
Defined benefit pension, Canada	0.1	—
Defined benefit postretirement, U.S.	(0.3)	0.1

AFI Postretirement Plan	0.1	—
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The balance of each component of accumulated other comprehensive income (loss), net of tax, as of March 31, 2016 and December 31, 2015 is presented in the table below.

(Dollars in millions)	March 31, 2016	December 31, 2015
Foreign currency translation adjustments	$(4.0)	$0.1
Derivative gain, net	0.5	2.3
Postretirement adjustments	(0.3)	(0.4)
Accumulated other comprehensive (loss) income	$(3.8)	$2.0
The amounts and related tax effects allocated to each component of other comprehensive income (loss) for the three months ended March 31, 2016 and 2015 are presented in the following table.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

	Three Months Ended March 31, 2016			Three Months Ended March 31, 2015
(Dollars in millions)	Pre-tax Amount	Tax	After-tax Amount	Pre-tax Amount	Tax	After-tax Amount
Foreign currency translation adjustments	$(4.1)	$—	$(4.1)	$(4.9)	$—	$(4.9)
Derivative gain, net	(1.8)	—	(1.8)	0.9	—	0.9
Postretirement adjustments	0.1	—	0.1	—	—	—
Total other comprehensive (loss)	$(5.8)	$—	$(5.8)	$(4.0)	$—	$(4.0)
The following table summarizes the activity, by component, related to the change in AOCI for March 31, 2016 and December 31, 2015, net of tax:

(Dollars in millions)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Postretirement Adjustments	Total Accumulated Other Comprehensive Income
Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Other comprehensive (loss) income before reclassifications, net of tax expense of $ –, $0.2, $ – and $0.2	(4.1)	(1.2)	0.1	(5.2)
Amounts reclassified from accumulated other comprehensive income	—	(0.6)	—	(0.6)
Net current period other comprehensive (loss) income	(4.1)	(1.8)	0.1	(5.8)
Balance, March 31, 2016	$(4.0)	$0.5	$(0.3)	$(3.8)

Balance, December 31, 2014	$12.2	$1.7	$(0.2)	$13.7
Other comprehensive (loss) income before reclassifications, net of tax expense of $ –, $–, $ – and $ –	(4.9)	1.9	—	(3.0)
Amounts reclassified from accumulated other comprehensive income	—	(1.0)	—	(1.0)
Net current period other comprehensive (loss) income	(4.9)	0.9	—	(4.0)
Balance, March 31, 2015	$7.3	$2.6	$(0.2)	$9.7
The amounts reclassified from AOCI and the affected line item of the Condensed Combined Statements of Operations and Comprehensive Income (Loss) are presented in the table below.

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

	Amounts Reclassified from AOCI		Affected Line Item in the Condensed Combined Statement of Operations and Comprehensive Income (Loss)
	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Derivative Adjustments:
Foreign exchange contracts - purchases	$0.1	$0.2	Cost of goods sold
Foreign exchange contracts - sales	(1.0)	(1.2)	Net sales
Total (income) before tax	(0.9)	(1.0)
Tax impact	0.3	—	Income tax (benefit) expense
Total reclassifications for the period	$(0.6)	$(1.0)

NOTE 15. SEGMENT INFORMATION
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial and institutional buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and luxury vinyl tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, linoleum products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, contractors and to the manufactured homes industry, and secure specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide product on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells hardwood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices under the Armstrong and Bruce brands. The product offering includes pre-finished solid and engineered wood floors in various wood species, and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors. When market conditions and available capacity warrant, we also provide product on an OEM basis to other flooring companies.
Segment operating income (loss) is the measure of segment profit or loss reviewed by our chief operating decision maker. The sum of the segments’ operating income (loss) equals the total combined operating income (loss) as reported on our Condensed Combined Statements of Operations and Comprehensive Income (Loss).

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

	Three Months Ended March 31,
(Dollars in millions)	2016	2015
Net sales to external customers
Resilient Flooring	$163.9	$156.8
Wood Flooring	120.5	102.6
Total net sales to external customers	$284.4	$259.4

Segment operating income (loss)
Resilient Flooring	$(5.4)	$0.5
Wood Flooring	0.8	(3.9)
Total operating loss	$(4.6)	$(3.4)

(Dollars in millions)	March 31, 2016	December 31, 2015
Segment assets
Resilient Flooring	$530.3	$539.5
Wood Flooring	351.4	323.9
Total assets	$881.7	$863.4

NOTE 16. LITIGATION AND RELATED MATTERS
Environmental Matters
Environmental Compliance
Our manufacturing and research facilities are affected by various federal, state and local requirements relating to the discharge of materials and the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities. These regulatory requirements continually change, therefore we cannot predict with certainty future expenditures associated with compliance with environmental requirements.
Environmental Sites
In connection with current or legacy manufacturing operations, or those of former owners, we may from time to time become involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act, and state or international Superfund and similar type environmental laws. For those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
Estimates of future liability at environmental sites are based on evaluations of currently available facts. We consider factors such as our activities associated with the site, existing technology, presently enacted laws and regulations and prior company experience in remediating contaminated sites. Although current law imposes joint and several liability on all parties at Superfund sites, our contribution to the remediation of any sites may be limited by the number of other companies potentially liable for site remediation. As a result, estimated liability would reflect only our expected share. In determining the probability of contribution, we would consider the solvency of other parties, the site activities of other parties, whether liability is being disputed, the terms of any existing agreements and experience with similar

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

matters, and the effect of AWI’s Chapter 11 reorganization upon the validity of any claim. Actual costs to be incurred at environmental sites may vary significantly from estimates.
Summary of Financial Position
There were no material liabilities recorded at March 31, 2016 and December 31, 2015 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
Antidumping and Countervailing Duty Cases
In October 2010, a coalition of U.S. producers of multilayered wood flooring (not including AWI and its subsidiaries) filed petitions seeking antidumping duties (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission against imports of multilayered wood flooring from China. The AD and CVD petitions ultimately resulted in DOC issuing AD and CVD orders (the “Orders”) against multilayered wood flooring imported into the U.S. from China. These Orders and the associated additional duties they have imposed have been the subject of extensive litigation, both at DOC and in the U.S. courts.
We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. Until October 2014, we also operated a plant in Kunshan, China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. As a result, we have been directly involved in the multilayered wood flooring-related litigation at DOC and in the U.S. courts. Our consistent view through the course of this matter has been, and remains, that our imports are neither dumped nor subsidized. In 2013, in the sole DOC investigation of AWI and its subsidiaries (as a mandatory respondent in connection with the first annual administrative review), Armstrong Kunshan received a final AD rate of 0.00% and a final CVD rate of 0.98%.
Litigation regarding this matter has continued in the U.S. courts. The most recent court decision, on July 6, 2015, upheld certain DOC calculations on remand. Armstrong Kunshan as well as other respondents have appealed the DOC’s original decision to apply an AD rate to AWI and its subsidiaries and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit.
DOC also continues to conduct annual administrative reviews of the AD and CVD final duty rates under the Orders. In July 2015, DOC issued its final AD and CVD rates for the second administrative review, which applies to imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). Armstrong Kunshan was not selected as a mandatory respondent for the second AD review and, therefore, was not subject to individual review, but AWI and its subsidiaries are subject to the rates applicable to importers that were not individually reviewed (the “separate rate” or “all other” respondents).
On July 7, 2015, the DOC issued a final “all others” CVD rate of 0.99% that also applies to Armstrong Kunshan as part of the second CVD administrative review. On July 9, 2015, DOC issued a final AD determination for the second administrative review. DOC imposed a 13.74% AD rate determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned this rate to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. AWI and its subsidiaries, Armstrong Kunshan, and other respondents have filed complaints against DOC challenging the rate in the U.S. Court of International Trade with a decision expected in 2016. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4.5 million, which is recorded in Accounts payable and accrued expenses. We continue to accrue and make cash deposits for duties when we are the importer of record at the rates established by the DOC based on the second administrative review process.
DOC is currently conducting its third annual administrative review. Armstrong Kunshan was not selected as a mandatory respondent for the third AD review and therefore, is not subject to individual mandatory review. As part of these reviews, Armstrong Kunshan’s individual AD and CVD assessment rates may be changed and the revised rates applicable to participants that were not individually reviewed will apply to all multilayered wood flooring imports between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). The

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

DOC issued a preliminary AD rate of 13.34% and a preliminary CVD rate of 1.43% for the third administrative review. We do not anticipate final AD and CVD rates for the third administrative reviews until mid-2016. We are unable to predict the final AD and CVD rates for the pending reviews at this time, but plan to continue to defend our import practices and pursue our available legal rights and remedies, including litigation at DOC and in the U.S. courts. Armstrong Kunshan was not selected to be a respondent in the DOC fourth AD and CVD administrative reviews.
Other Claims
We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.
NOTE 17. SUBSEQUENT EVENTS
Separation from AWI

On April 1, 2016, in connection with the completion of the Separation, we entered into several agreements with AWI that provide for the Separation and allocation between AFI and AWI of the assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after AFI’s Separation. These agreements also govern the relationship between AFI and AWI subsequent to the completion of the Separation.

These agreements include a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement. AFI does not expect the period of transition covered by these agreements to extend beyond December 31, 2017.

Under the Transition Services Agreement AFI and AWI will provide various services to each other including information technology, accounts payable, payroll, and other financial functions and administrative services.

The Tax Matters Agreement generally governs AFI’s and AWI’s respective rights, responsibilities and obligations after the separation and distribution with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes for any tax period ending on or before the distribution date, as well as tax periods beginning after the distribution date. In addition, the tax matters agreement provides that AFI is liable for taxes incurred by AWI that may arise if AFI takes, or fails to take, certain actions that may result in the separation, the distribution or certain related transactions failing to qualify as tax-free for U.S. federal income tax purposes. AWI received an opinion from its tax counsel that the Separation qualified as a tax-free transaction for AWI and its shareholders.

The Employee Matters Agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of AFI and AWI. Pursuant to this agreement and in connection with the distribution, AWI will transfer assets and liabilities from the Shared Plans to AFI that relate to active AFI

Armstrong Flooring, Inc.
Notes to Unaudited Condensed Combined Financial Statements

employees and certain former AFI employees to mirror plans established by AFI. Based on the analyses provided by our actuaries, approximately $33 million and approximately $95 million of defined benefit pension and postretirement benefit plan net liabilities under AWI’s plans as of April 1, 2016, respectively, will be transferred to mirror plans established by AFI. The approximately $33 million transfer of net pension benefit liabilities represents the underfunded status of the mirror pension plan to be established by AFI and is comprised of an approximately $383 million projected benefit obligation, partially offset by the fair value of approximately $350 million of pension assets.

Pursuant to the Trademark License Agreement, AWI will provide AFI with a perpetual, royalty-free license to use the “Armstrong” trade name and logo.

Pursuant to the Transition Trademark License agreement, AFI provided AWI with a five year royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme.

Under the Campus Lease Agreement, AFI will lease certain portions of the AWI’s campus for use as AFI's corporate headquarters. The initial term of the campus lease agreement is for a period of five years from April 1, 2016. Minimum annual rent expense is expected to be approximately $5.6 million per year over the remaining life of the lease agreement, notwithstanding any renewals or additional charges.
Debt
On April 1, 2016, AFI entered into a $225 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”).

Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and is currently 1.50%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.25%. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate.

Concurrent with the closing of the ABL Facility, AFI borrowed $100.0 million and used $50.0 million of the proceeds to fund a cash distribution to AWI. We intend to use the remaining proceeds for basic operating liquidity.

2016 Equity Awards
On April 11, 2016, AFI granted annual equity compensation awards to eligible employees of the Company. See our Current Report on Form 8-K dated April 14, 2016 for additional information about these awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction
This discussion is provided as a supplement to the Condensed Combined Financial Statements and footnotes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition, and results of operations.
Forward Looking Statements
The discussion and analysis presented below refer to and should be read in conjunction with the audited combined financial statements and related notes, and the unaudited pro forma combined financial statements, each in our Information Statement.
This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to an historical or current fact. These could include, but are not limited to, statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of AFI management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that these expectations or beliefs will result or be achieved or accomplished. Except as may be required by law, AFI undertakes no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions,

•	construction activity,

•	key customers,

•	competition,

•	availability and costs of raw materials and energy,

•	our liquidity,

•	environmental matters,

•	international operations,

•	strategic transactions,

•	plant construction projects,

•	negative tax consequences,

•	claims and litigation,

•	labor,

•	our intellectual property rights,

•	outsourcing,

•	cost saving and productivity initiatives, and

•	other risks detailed from time to time in our filings with the SEC, press releases, and other communications.

Additionally, there may be other risks and uncertainties that we are unable to identify at this time or that we do not currently expect to have a material impact on our business. For further discussion of some of the important factors that could cause AFI’s actual results to differ materially from those projected in any such forward-looking statements, see the Risk Factors discussion in our Information Statement.
Overview
Armstrong Flooring, Inc. is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim, with over 90% of our sales in North America, based on the location where sales are made. As of March 31, 2016, we operated 17 manufacturing plants in three countries, including 14 plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.
Resilient Flooring
Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial and institutional buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and Luxury Vinyl Tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, LVT, vinyl sheet products, linoleum products, adhesives, and installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, contractors and to the manufactured homes industry, and secure specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide product on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring
Our Wood Flooring segment designs, manufactures, sources and sells wood flooring products for use in new residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices, under the Armstrong and Bruce brands. Our product offering includes pre-finished solid and engineered wood floors in various wood species and related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and specified by regional and national builders. When market conditions and available capacity warrant, we also provide product on an OEM basis to other flooring companies.
Recent Developments
Separation and Distribution
During the periods covered by this report, AFI was a subsidiary of AWI. On April 1, 2016, AWI, a Pennsylvania corporation separated AWI’s Resilient Flooring and Wood Flooring segments from its Ceiling segment. The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders. The Separation and Distribution resulted in AWI and AFI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business. On the distribution date, each holder of AWI common stock received one share of AFI's common stock for every two shares of AWI's common stock held on the record date.

The Spin-off was completed pursuant to a separation and distribution agreement and several other agreements with AWI related to the Separation, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on April 4, 2016. These agreements govern the relationship among AFI and AWI following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services between AFI and AWI. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Person Transactions — Agreements with AWI” in our Information Statement.
Our Registration Statement on Form 10 was declared effective by the SEC on March 15, 2016 and our common stock began “regular-way” trading on the New York Stock Exchange on April 4, 2016 under the symbol AFI.
We will incur costs as a result of becoming an independent, publicly traded company for transition services and from establishing or expanding the corporate support for our business, including information technology, human resources, treasury, tax, risk management, accounting and financial reporting, investor relations, governance, legal, procurement and other services. We believe our cash flows from operations will be sufficient to fund these corporate expenses.

Results of Operations
In the first quarter of 2016, net sales increased by $25.0 million or 9.6% and our operating loss increased by $1.2 million. The earnings contribution from strong sales volumes in both our Resilient Flooring and Wood Flooring segments during the three months ended March 31, 2016 in comparison with the same period in 2015 was more than offset by higher selling, general and administrative expenses associated with being a stand alone entity.
Below is a summary of comparative results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,		Change	Change
(Dollars in millions)	2016	2015	($)	(%)
Net sales	$284.4	$259.4	$25.0	9.6%
Cost of goods sold	237.2	217.9	(19.3)	(8.9)%
Gross profit	47.2	41.5	5.7	13.7%
Selling, general and administrative expenses	51.8	44.9	(6.9)	(15.4)%
Operating loss	(4.6)	(3.4)	(1.2)	(35.3)%
Other non-operating expense	0.3	—	(0.3)	(N/A)
Other non-operating income	0.2	0.2	—	—%
Loss from continuing operations before income taxes	(4.7)	(3.2)	(1.5)	(46.9)%
Income tax (benefit) expense	(0.4)	0.7	1.1	157.1%
Loss from continuing operations	$(4.3)	$(3.9)	(0.4)	(10.3)%
Net gain on disposal of discontinued business, net of tax benefit of $1.8 and $43.7	1.7	42.5	(40.8)	(96.0)%
Net earnings from discontinued operations	1.7	42.5	(40.8)	(96.0)%
Net (loss) income	$(2.6)	$38.6	$(41.2)	(106.7)%
Net Sales
Net sales by reportable segment are shown in the table below:

	Three Months Ended March 31,		Change	Change	% Change Due to

(Dollars in millions)	2016	2015	($)	(%)	Price	Volume	Mix	Currency/Other
Resilient Flooring	$163.9	$156.8	$7.1	4.5%	(1.5)%	5.0%	2.4%	(1.4)%
Wood Flooring	120.5	102.6	17.9	17.4%	(4.4)%	22.8%	(0.8)%	(0.2)%
Total	$284.4	$259.4	$25.0
In our Resilient Flooring segment, net sales for the three months ended March 31, 2016 increased in comparison with the three months ended March 31, 2015 due to increased sales volumes and favorable mix, partially offset by lower prices and the effects of foreign currency. Higher sales volumes were primarily due to growth in our LVT products and growth with strategic customers in resilient tile products. Improvements in mix were primarily related to growth in our LVT products. The improvements in mix and volume were partially offset by lower prices, due to continued market price declines in LVT products and other targeted strategic pricing actions.

In our Wood Flooring segment, net sales for the three months ended March 31, 2016 reflected higher sales volumes, partially offset by lower prices and unfavorable mix.  Sales volume reflected inventory build up by strategic customers and the continued strength of the hardwood market, particularly engineered wood products, which continue to see increased penetration rates in the new construction and remodeling sectors. In addition, volumes were aided by pricing actions and recovery from engineered wood product production issues which began in the first quarter of 2015. Lower prices were primarily due to targeted pricing actions related to improvements in input costs versus the prior year quarter, while unfavorable mix was due to increased sales of lower priced engineered wood products.
Operating Loss
Operating income (loss) by reportable segment is shown in the table below:

	Three Months Ended March 31,

(Dollars in millions)	2016	2015	Change
Resilient Flooring	$(5.4)	$0.5	$(5.9)
Wood Flooring	0.8	(3.9)	4.7
Total	$(4.6)	$(3.4)	$(1.2)
In our Resilient Flooring segment, operating income for the three months ended March 31, 2016 decreased in comparison with the three months ended March 31, 2015 primarily due to higher manufacturing costs of $4 million and higher selling, general and administrative expenses of $3 million, partially offset by the positive margin impact of higher net sales of $2 million. Higher manufacturing costs reflected continued ramp-up costs associated with our Lancaster, PA LVT plant, partially offset by favorable production costs at other plants.
In our Wood Flooring segment, operating income for the three months ended March 31, 2016 increased in comparison with the three months ended March 31, 2015. Lower input costs of $5 million, primarily driven by favorable lumber input costs versus the prior period, combined with the positive impact of higher net sales of $2 million were partially offset by higher selling, general and administrative expenses of $2 million.
Income tax expense: We recorded an income tax benefit for the first quarter of 2016 of $0.4 million compared to income tax expense of $0.7 million in the same period in 2015, primarily due to lower unbenefited foreign operating losses. The effective tax rate was 8.5% and (21.9)% for the three months ended March 31, 2016 and 2015, respectively.
Discontinued operations: Pre-tax losses from discontinued operations for the three months ended March 31, 2016 and March 31, 2015 were $0.1 million and $1.2 million, respectively, and were comprised of selling, general and administrative expenses. In the three months ended March 31, 2015, we recorded a deferred tax asset and non-cash income tax benefit of $43.4 million for the tax benefit of future pension deductions related to our discontinued operations.
Liquidity and Capital Resources
Historically, the primary source of liquidity for AFI’s business is the cash flow provided by operations, which has been transferred to AWI to support its overall cash management strategy. Prior to the Separation, deemed transfers of cash to and from AWI’s cash management system have been reflected in Net AWI investment in the historical combined financial statements. Accordingly, we have no cash or cash equivalents on our Condensed Combined Balance Sheets as of March 31, 2016 or December 31, 2015. Our liquidity needs for operations vary throughout the year with cash flow generally lower during the first and fourth quarters.
AFI does not intend to pay cash dividends on its common stock for the foreseeable future. Instead, AFI currently intends to reinvest any future available earnings and cash flow into the business. The payment of cash dividends, if any, on our common stock will rest solely within the discretion of AFI’s Board of Directors and will depend, among other things, upon AFI’s earnings, capital requirements, financial condition, legal requirements, regulatory constraints, covenants associated with certain of AFI’s debt service obligations, industry practice, and other relevant factors as determined by the Board of Directors.
Combined Cash Flows
The table below shows our cash provided by (used for) operating, investing and financing activities for the three months ended March 31, 2016 and 2015.

(Dollars in millions)	Three Months Ended March 31,
	2016	2015
Cash used for operating activities	(28.9)	(34.9)
Cash used for investing activities	(7.6)	(10.7)
Cash provided by financing activities	36.6	45.7
Cash used for operating activities
Operating activities for the three months ended March 31, 2016 and 2015 used $28.9 million and $34.9 million of cash, respectively. Cash was generated through earnings exclusive of non-cash expenses, primarily depreciation and amortization and deferred income taxes, but used for increased working capital. Changes in working capital year over year primarily reflected changes in inventories, accounts payable and accrued expenses, as we used more cash in 2016 for the payment of accrued employee bonuses compared to 2015, and accounts receivable.
Cash used for investing activities
Net cash used for investing activities of $7.6 million and $10.7 million for the three months ended March 31, 2016 and 2015 respectively, was primarily due to purchases of property, plant and equipment. During the three months ended March 31, 2015, purchases of property, plant and equipment included significant expenditures related to the expansion of our Lancaster, PA resilient flooring plant to include the manufacture of LVT.
Cash provided by financing activities
Net cash provided by financing activities was $36.6 million and $45.7 million for the three months ended March 31, 2016 and 2015, respectively. The cash changes discussed above related to operating and investing activities resulted in more cash deemed to be funded by AWI during the three months ended March 31, 2016 compared to 2015, partially offset by $10.0 million used for payment of long-term debt and a non-cash foreign currency currency translation adjustment.
Debt
As of March 31, 2016, we had no outstanding long-term debt. As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a variable rate tax-exempt industrial development bond that financed the construction of a Wood Flooring plant in Somerset, Kentucky. During the first quarter of 2016, this bond was defeased by paying $10.1 million, including $0.1 million of accrued interest, to the trustee in anticipation of a planned redemption at the next interest payment date of April 1, 2016.
On April 1, 2016, AFI entered into a $225 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). in connection with the Separation.

Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or LIBOR plus an applicable margin, which varies according to average excess credit availability and is currently 1.50%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.25%. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate.

Concurrent with the closing of the ABL Facility, AFI borrowed $100.0 million and used $50.0 million of the proceeds to fund a cash distribution to AWI. We intend to use the remaining proceeds for basic operating liquidity.
Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations at March 31, 2016 did not significantly change from the contractual obligations previously disclosed at December 31, 2015.
Recent Accounting Pronouncements
See Note 1 to the Condensed Combined Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.
Critical Accounting Estimates
AFI’s critical accounting estimates have not changed significantly since December 31, 2015. The policies are described in the "Critical Accounting Estimates" section of our Management's Discussion and Analysis in our Information Statement.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Information Statement. There have been no material changes in our use of financial instruments to hedge against market risks or market risk exposures since December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures:

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of March 31, 2016, the company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d- 15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Note 16 to the Condensed Combined Financial Statements included elsewhere in this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our Information Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	May 9, 2016

By:	/s/ John W. Thompson

John W. Thompson
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	May 9, 2016

By:	/s/ Kimberly Z. Boscan

Kimberly Z. Boscan
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1
Separation and Distribution Agreement by and between Armstrong Flooring, Inc., and AFI Intermediate Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

3.1
Amended and Restated Certificate of Incorporation of Armstrong Flooring, Inc. dated March 30, 2016 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

3.2
Amended and Restated Bylaws of Armstrong Flooring, Inc. dated March 30, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.1
Transition Services Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.2
Tax Matters Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.3
Employee Matters Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.4
Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.5
Transition Trademark License Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.6
Campus Lease Agreement, dated as of April 1, 2016, by and between Armstrong World Industries, Inc. and Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.7
Credit Agreement, dated as of April 1, 2016, among Armstrong Flooring, Inc. and Armstrong Hardwood Flooring Company, as Borrowers, certain subsidiaries of Armstrong Flooring, Inc. identified therein, as the Guarantors, Bank of America, N.A., as Administrative Agent and Collateral Agent, the other lenders party thereto, JPMorgan Chase Bank, N.A. and SunTrust Robinson Humphrey, Inc., as Co-Syndication Agents, and Bank of America, N.A., JPMorgan Chase Bank, N.A. and SunTrust Robinson Humphrey, Inc. as Joint Lead Arrangers and Joint Book Managers (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.8
Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 1, 2016).*

10.9
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 14, 2016).*

10.10
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 14, 2016).*

10.11	Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Free Cash Flow.*†

10.12	Form of 2016 Long-Term Performance - Based Restricted Stock Grant - EBITDA.*†

10.13	Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash.*†

10.14	Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash.*†

10.15	Form of 2016 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S.*†

10.16	Form of 2016 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash*†

10.17
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 1, 2016).*

10.18	Form of Director Stock Unit Grant Agreement.*†

10.19
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.20
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.21
Change in Control Severance Agreement with Donald R. Maier, dated as of November 17, 2014 (incorporated by reference to Exhibit 10.1 to Armstrong World Industries, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 18, 2014).*

10.22
Form of Change in Control Severance Agreement with David S. Schulz (incorporated by reference to Exhibit 10.2 to Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on October 29, 2015).*

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.