Form 10-Q
period 2016-06-30
Armstrong Flooring, Inc.
filed 2016-08-12
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-4303305
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

2500 Columbia Avenue, PO Box 3025, Lancaster, Pennsylvania 17604
(Address of principal executive offices)

(717) 672-9611
(Registrant’s telephone number, including area code).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes   ☑ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The Registrant had 27,792,748 shares of common stock, $0.0001 par value, outstanding at August 5, 2016.

Armstrong Flooring, Inc.

PART I: FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net sales	$323.7	$326.6	$608.1	$586.0
Cost of goods sold	260.5	260.2	497.7	478.1
Gross profit	63.2	66.4	110.4	107.9
Selling, general and administrative expenses	51.4	51.8	103.2	96.7
Operating income	11.8	14.6	7.2	11.2
Interest expense	0.7	—	0.7	—
Other non-operating expense	1.9	0.1	2.2	0.1
Other non-operating income	0.2	—	0.4	0.2
Income from continuing operations before income taxes	9.4	14.5	4.7	11.3
Income tax expense	3.7	5.7	3.3	6.4
Income from continuing operations	5.7	8.8	1.4	4.9
Net (loss) gain on disposal of discontinued business, net of tax benefit (expense) of $-, $(0.1), $1.8 and $43.6	—	(0.2)	1.7	42.3
Net (loss) income from discontinued operations	—	(0.2)	1.7	42.3
Net income	5.7	8.6	3.1	47.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(2.6)	1.4	(6.7)	(3.5)
Derivative loss	(0.1)	(1.2)	(1.9)	(0.3)
Postretirement adjustments	0.8	—	0.9	—
Total other comprehensive (loss) income	(1.9)	0.2	(7.7)	(3.8)
Total comprehensive income (loss)	$3.8	$8.8	$(4.6)	$43.4

Per share data:
Basic earnings (loss) per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.21	$0.32	$0.05	$0.18
Basic (loss) earnings per share of common stock from discontinued operations	—	(0.01)	0.06	1.52
Basic earnings per share of common stock	$0.21	$0.31	$0.11	$1.70
Diluted earnings (loss) per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.20	$0.32	$0.05	$0.18
Diluted (loss) earnings per share of common stock from discontinued operations	—	(0.01)	0.06	1.52
Diluted earnings per share of common stock	$0.20	$0.31	$0.11	$1.70

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	June 30, 2016
	(Unaudited)	December 31, 2015
Assets
Current assets:
Cash	$101.6	$—
Accounts and notes receivable, net	111.8	72.2
Inventories, net	243.9	242.8
Deferred income taxes	—	3.0
Prepaid expenses and other current assets	27.6	31.7
Total current assets	484.9	349.7
Property, plant, and equipment, less accumulated depreciation and amortization of $321.2 and $311.1, respectively	441.9	434.5
Intangible assets, net	42.7	42.6
Deferred income taxes	14.0	23.5
Other non-current assets	2.6	13.1
Total assets	$986.1	$863.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$168.0	$161.0
Income tax payable	4.7	—
Deferred income taxes	—	0.3
Total current liabilities	172.7	161.3
Long-term debt	100.0	10.0
Postretirement benefit liabilities	79.4	3.3
Pension benefit liabilities	28.5	—
Other long-term liabilities	8.5	12.4
Noncurrent income taxes payable	0.7	56.4
Deferred income taxes	—	2.1
Total noncurrent liabilities	217.1	84.2
Stockholders' equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 27,746,939 issued and outstanding	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Additional paid-in capital	650.5	—
Net Armstrong World Industries ("AWI") investment, prior to Separation	—	615.9
Retained earnings	5.7	—
Accumulated other comprehensive (loss) income	(59.9)	2.0
Total stockholders' equity	596.3	617.9
Total liabilities and stockholders' equity	$986.1	$863.4
See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions)

			Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
	Common Stock
	Shares	Amount
December 31, 2015	—	$—	$615.9	$—	$2.0	$—	$617.9
Net (loss) income			(2.6)		—	5.7	3.1
Net transfers from (to) AWI	—	—	85.1	—	(54.2)	—	30.9
Cash distribution paid to AWI	—	—	(50.0)	—	—	—	(50.0)
Reclassification of net parent investment to additional paid-in capital	—	—	(648.4)	648.4	—	—	—
Issuance of common stock at separation	27,738,779	—	—	—	—	—	—
Stock-based employee compensation, net	8,160	—	—	2.1	—	—	2.1
Other comprehensive loss	—	—	—	—	(7.7)	—	(7.7)
June 30, 2016	27,746,939	$—	$—	$650.5	$(59.9)	$5.7	$596.3

December 31, 2014	—	$—	$561.7	$—	$13.7	$—	$575.4
Net income	—	—	47.2	—	—	—	47.2
Net transfers from AWI	—	—	8.8	—	—	—	8.8
Other comprehensive loss	—	—	—	—	(3.8)	—	(3.8)
June 30, 2015	—	$—	$617.7	$—	$9.9	$—	$627.6

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$3.1	$47.2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22.2	18.7
Loss on disposal of discontinued operations	—	0.8
Deferred income taxes	(3.8)	(44.5)
Stock-based compensation	2.2	—
U.S. pension expense	2.2	—
Other non-cash adjustments, net	0.2	(0.1)
Changes in operating assets and liabilities:
Receivables	(32.7)	(17.2)
Inventories	(1.2)	(16.1)
Accounts payable and accrued expenses	23.3	23.2
Income taxes payable	4.8	4.9
Other assets and liabilities	4.0	(1.9)
Net cash provided by operating activities	24.3	15.0
Cash flows from investing activities:
Purchases of property, plant and equipment	(18.0)	(22.7)
Proceeds from the sale of assets	0.5	0.1
Other investing activities	0.2	0.2
Net cash used for investing activities	(17.3)	(22.4)
Cash flows from financing activities:
Proceeds from revolving credit facility	100.0	—
Financing costs	(1.4)	—
Payments of long-term debt	(10.0)	—
Distribution paid to AWI	(50.0)	—
Net transfers from AWI	55.6	7.4
Net cash provided by financing activities	94.2	7.4
Effect of exchange rate changes on cash and cash equivalents	0.4	—
Net increase in cash and cash equivalents	101.6	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$101.6	$—
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$3.5	$13.7
Interest paid	0.5	—
Income taxes paid, net	0.5	—
See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Background
We are a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim.
On April 1, 2016, Armstrong Flooring, Inc. ("AFI") became an independent company as a result of the separation by Armstrong World Industries ("AWI"), a Pennsylvania corporation, of its Resilient Flooring and Wood Flooring segments from its Building Products ("Ceiling") segment (the "Separation"). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business. When we refer to "AFI," "the Company," "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc., a Delaware corporation, and its consolidated subsidiaries unless the context requires otherwise.
Basis of Presentation
Prior to April 1, 2016, AFI operated as a part of AWI. The financial information for these periods was prepared on a combined basis from AWI’s historical accounting records and is presented herein on a stand-alone basis as if the operations had been conducted independently of AWI. Beginning April 1, 2016, the financial information was prepared on a consolidated basis. The Condensed Consolidated Financial Statements of AFI presented are not indicative of our future performance, and do not necessarily reflect what our historical results of operations, financial position and cash flows would have been if we had operated as a separate, stand-alone entity during all reported periods.
For periods prior to April 1, 2016, AFI was comprised of certain stand-alone legal entities for which discrete financial information was available, as well as portions of legal entities for which discrete financial information was not available ("Shared Entities"). For the Shared Entities for which discrete financial information was not available, such as shared utilities, taxes, and other shared costs, allocation methodologies were applied to allocate amounts to AFI. The Condensed Consolidated Statements of Operations and Comprehensive Income for these periods include all revenues and costs attributable to AFI, including costs for facilities, functions and services used by AFI. The results of operations for those periods also include allocations of costs for administrative functions and services performed on behalf of AFI by centralized staff groups within AWI, AWI’s general corporate expenses and certain pension and other retirement benefit costs for those periods. All of the allocations and estimates in the Condensed Consolidated Financial Statements are based on assumptions that AFI management believes are reasonable. These statements should be read in conjunction with the Combined Financial Statements and notes for the fiscal year ended December 31, 2015 (the "Combined Financial Statements") in our Information Statement, dated March 24, 2016 (the "Information Statement", filed as Exhibit 99.1 to our Current Report on Form 8-K dated March 24, 2016).
All charges and allocations of cost for facilities, functions and services performed by AWI prior to the Spin-off were deemed paid by AFI to AWI in cash, in the period in which the cost was recorded in the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the Spin-off, transactions between AWI and AFI were accounted for through Net AWI investment.
Prior to the Spin-off, AFI’s portion of current income taxes payable was deemed to have been remitted to AWI in the period the related tax expense was recorded. AFI’s portion of current income taxes receivable was deemed to have been remitted to AFI by AWI in the period to which the receivable applies only to the extent that a refund of such taxes could have been recognized by AFI on a stand-alone basis under the law of the relevant taxing jurisdiction.
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and six months ended June 30, 2016 and 2015 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
The accounting policies used in preparing the Condensed Consolidated Financial Statements are the same as those used in preparing the Combined Financial Statements for the year ended December 31, 2015 as disclosed in our information statement included in our Registration Statement (the “Information Statement”).
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
The impact of the separation activities on equity is reflected in Net transfers (to)/ from AWI on the Condensed Consolidated Statements of Stockholders' Equity. The components of Net transfers (to)/ from AWI on the Condensed Consolidated Statements of Stockholders' Equity and the related cash flow were as follows:

	June 30, 2016
(Dollars in millions)	Condensed Consolidated Statements of Stockholders' Equity	Condensed Consolidated Statements of Cash Flows - Financing Activities

Net transfers from AWI for three months ended March 31, 2016	$53.6	$53.6
Net transfers (to) from AWI upon separation	(22.7)	9.0
Other activity concurrent with separation	—	(7.0)
	30.9	55.6
Cash distribution to AWI upon separation	(50.0)	(50.0)
Net transfers (to) from AWI	$(19.1)	$5.6
Recently Adopted Accounting Standards
In November 2015, the FASB issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." The guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new guidance may be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We adopted this standard effective April 1, 2016; the balance sheet as of December 31, 2015 was not retrospectively adjusted. Adoption of this standard did not impact our financial condition, results of operations or cash flows.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense on the statement of operations and by allowing entities to elect to recognize forfeitures of awards when they occur. The new guidance may be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We adopted this guidance prospectively effective April 1, 2016. We elected to estimate forfeitures based on historical forfeiture activity, when appropriate depending on the number of award recipients. Adoption did not have a material impact on our financial condition, results of operations and cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09 "Revenue from Contracts with Customers." The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which clarify certain narrow provisions of ASU 2014-09. These Accounting Standards Codification (“ASC”) updates are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We have not selected a transition method and are currently evaluating the impact these ASC updates will have on our financial condition, results of operations and cash flows.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The guidance requires that inventory that is measured on a first-in, first-out or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the last-in, first-out basis or the retail recovery method, there is no change to current measurement requirements. This new guidance must be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.
In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.
In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions. The accounting applied by a lessor is largely unchanged from that applied under existing U.S. GAAP. This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, but early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 2. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's Board of Directors approved the cessation of funding to its DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in December 2014 resulted in presenting DLW for all historical periods prior to the Separation as a discontinued operation. However, the insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015. In determining the U.S tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115 million, were considered proceeds. However, pension deductions for tax purposes result only when the benefit payments are made. Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million was recorded in the first quarter of 2015 within discontinued operations for the tax benefit of the future pension deductions. AWI is solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the DLW insolvency proceedings. Therefore, DLW is excluded from our balance sheets, results of operations and cash flows after the Spin-off.
The following is a summary of the operating results of DLW, which are reflected in these financial statements for periods prior to the Separation.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Loss on disposal of discontinued business before income tax	$—	$(0.1)	$(0.1)	$(1.3)
Income tax (expense) benefit	—	(0.1)	1.8	43.6
Net (loss) gain on disposal of discontinued business	$—	$(0.2)	$1.7	$42.3
NOTE 3. RELATIONSHIP WITH AWI AND RELATED ENTITIES
Allocation of general corporate and other expenses
These Condensed Consolidated Financial Statements include expense allocations for certain functions provided by AWI, including, but not limited to finance, legal, information technology, and human resources as well as pension expenses for periods prior to the Spin-off. In 2015, these expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures. Beginning in the first quarter of 2016, such expenses were incurred directly by our segments. No expenses were allocated to us after the Separation.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The presentation of these costs allocated to us by AWI in our Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Expense (income), net:
Cost of goods sold	$—	$2.7	$—	$5.0
Selling, general and administrative expenses	—	7.2	0.5	14.5
Other non-operating (income)	—	—	—	(0.2)
Other non-operating expense	—	—	0.3	—
Total	$—	$9.9	$0.8	$19.3

On April 1, 2016, in connection with the completion of the Separation, we entered into several agreements with AWI that provided for the Separation and allocation between AFI and AWI of the assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after AFI’s Separation. These agreements also govern the relationship between AFI and AWI subsequent to the completion of the Separation.

These agreements include a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement.

Under the Transition Services Agreement, AFI and AWI will provide various services to each other including information technology, accounts payable, payroll, and other financial functions and administrative services.

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

The Employee Matters Agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of AFI and AWI. Pursuant to this agreement and in connection with the distribution, AWI transferred assets and liabilities from defined benefit pension and postretirement plans (the “Shared Plans”) sponsored by AWI to AFI that relate to active AFI employees and certain former AFI employees to mirror plans established by AFI.

Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to use the “Armstrong” trade name and logo.

Pursuant to the Transition Trademark License agreement, AFI provided AWI with a five-year royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme.

Under the Campus Lease Agreement, AFI leased certain portions of the AWI’s campus for use as AFI's corporate headquarters. The campus lease agreement provides for an initial term of five years from April 1, 2016. Minimum annual rent expense is expected to be $2.8 million for the remaining six months of 2016, $5.6 million per annum for the years 2017 - 2020, and $1.4 million in 2021, notwithstanding any renewals or additional charges.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 4. INCOME TAXES

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Income from continuing operations before income taxes:	$9.4	$14.5	$4.7	$11.3
Income tax expense	3.7	5.7	3.3	6.4
Effective tax rate	39.4%	39.3%	70.2%	56.6%
The effective tax rate for the second quarter of 2016 was flat versus the comparable period of 2015. The effective tax rate for the first six months of 2016 was higher than the comparable period in 2015 primarily due to a higher rate impact of unbenefitted foreign losses as a result of lower pretax income.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While AFI has no history of tax audits on a stand-alone basis, AWI was routinely audited by U.S. federal, state and local, and non-U.S. taxing authorities. Accordingly, AFI regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2016 to AFI's unrecognized tax benefits as of December 31, 2015.
As of June 30, 2016, we consider foreign unremitted earnings to be permanently reinvested.
NOTE 5. EARNINGS PER SHARE OF COMMON STOCK

The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except share data)	2016	2015	2016	2015
Numerator
Income from continuing operations	$5.7	$8.8	$1.4	$4.9
(Loss) income from discontinued operations	—	(0.2)	1.7	42.3
Net income	$5.7	$8.6	$3.1	$47.2

Denominator
Weighted average number of common shares outstanding	27,743,714	27,738,779	27,740,817	27,738,779
Weighted average number of vested shares not yet issued	154,767	—	63,904	—
Weighted average number of common shares outstanding - Basic	27,898,481	27,738,779	27,804,721	27,738,779
Dilutive stock-based compensation awards outstanding	406,931	—	203,465	—
Weighted average number of common shares outstanding - Diluted	28,305,412	27,738,779	28,008,186	27,738,779

On April 1, 2016, AWI distributed 27,738,779 shares of AFI's common stock to AWI’s shareholders. Basic and diluted earnings (loss) per common share for the three and six months ended June 30, 2015 were calculated using the shares distributed on April 1, 2016.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Diluted earnings (loss) per share is calculated using net income (loss) available to common stockholders divided by diluted weighted-average shares of common shares outstanding during each period determined using the treasury stock method. Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met. Performance awards representing 924,579 shares of common stock were excluded from the computation of diluted earnings per share as the performance conditions have not yet been met. Options to purchase 391,353 shares of common stock were excluded from the computation of diluted earnings per share as the options were anti-dilutive.
NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

(Dollars in millions)	June 30, 2016	December 31, 2015
Customer receivables	$119.9	$85.1
Customer notes	1.0	0.8
Miscellaneous receivables	9.5	4.1
Less: allowance for warranties, discounts, and losses	(18.6)	(17.8)
Accounts and notes receivable, net	$111.8	$72.2
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
Allowance for warranties represents expected reimbursements for cost associated with warranty repairs, the majority of which is provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.
NOTE 7. PRODUCT WARRANTIES
The following table summarizes the activity for the accrual of product warranties for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
(Dollars in millions)	2016	2015
Balance at beginning of period	$7.3	$7.7
Reductions for payments	(3.5)	(5.3)
Current year warranty accruals	3.7	5.3
Balance at end of period	$7.5	$7.7

NOTE 8. INVENTORIES

(Dollars in millions)	June 30, 2016	December 31, 2015
Finished goods	$146.8	$127.8
Goods in process	19.5	21.0
Raw materials and supplies	92.7	106.2
Less: LIFO and other reserves	(15.1)	(12.2)
Total inventories, net	$243.9	$242.8

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 9. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets as of June 30, 2016 and December 31, 2015:

		June 30, 2016		December 31, 2015
(Dollars in millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Land use rights	Various	$5.3	$0.6	$5.4	$0.6
Developed technology	15 years	5.3	1.3	4.9	1.1
Other	Various	0.2	0.2	0.2	0.2
Total		10.8	$2.1	10.5	$1.9
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	34.0		34.0
Total intangible assets		$44.8		$44.5

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Amortization expense	$0.1	$0.2	$0.2	$0.3

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

(Dollars in millions)	June 30, 2016	December 31, 2015
Payables, trade and other	$128.6	$117.7
Employment costs	23.3	24.9
Other payables	16.1	18.4
Accounts payable and accrued expenses	$168.0	$161.0

NOTE 11. DEBT
On April 1, 2016, AFI entered into a $225.0 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). Concurrent with the closing of the ABL Facility, AFI borrowed $100.0 million and used $50.0 million of the proceeds to fund a cash distribution to AWI. Financing and other related costs incurred in connection with the ABL Facility of $1.4 million are reflected in Other Noncurrent Assets in the Condensed Consolidated Balance Sheets and are amortized over the term of the ABL Facility. As of June 30, 2016, our ABL Facility provided for additional variable rate borrowings of up to $123.2 million, net of $1.8 million of letters of credit.
Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

excess credit availability and was 1.50% at June 30, 2016. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.25%. Outstanding letters of credit issued under the ABL Facility are subject to fees which are due quarterly in arrears based on an adjusted base rate.
Under the terms of the ABL Facility, we are required to maintain a fixed charge coverage ratio of at least 1.0. As of June 30, 2016, availability under the ABL Facility exceeded the required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.
As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a tax-exempt industrial development bond, which was repaid during the first quarter of 2016 and was reflected within Net Transfers (to)/from AWI.
NOTE 12. FINANCIAL INSTRUMENTS
We do not hold or issue financial instruments for trading purposes. The estimated fair values of our financial instruments are as follows:

	June 30, 2016		December 31, 2015
(Dollars in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total debt	$(100.0)	$(100.0)	$(10.0)	$(10.0)
Foreign currency contracts, net	0.3	0.3	2.9	2.9

The carrying amounts of receivables, accounts payable and accrued expenses approximate estimated fair value due to the short-term maturity of these instruments. Total debt at June 30, 2016 consisted of the outstanding borrowings under the ABL Facility. Total debt at December 31, 2015 consisted of a $10.0 million variable rate tax-exempt industrial development bond. The fair values of our net foreign currency contracts were estimated from market quotes which are considered to be Level 1 inputs and which were provided by a well-recognized national market data provider. We do not have any assets or liabilities that are valued using Level 2 or Level 3 (unobservable) inputs.
NOTE 13. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates that could impact our results of operations, cash flows and financial condition. We enter into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swap contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges designated as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. Derivative financial instruments are used as risk management tools and not for speculative trading purposes.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

Counterparty Risk
We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. Counterparty credit default swap levels and credit ratings are monitored on a regular basis. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit exposure in situations where gain and loss positions are outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. These ISDAs do not have any credit contingent features; however, a default under our ABL Facility would trigger a default under these agreements. Exposure to individual counterparties is controlled, and thus the risk of counterparty default is negligible.
Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of June 30, 2016, based on operating profits by currency, are to the Canadian dollar, Chinese renminbi and the Australian dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 15 months forward. The notional amount of these hedges was $16.8 million and $34.9 million at June 30, 2016 and December 31, 2015, respectively. Gains and losses on these instruments are recorded in Other comprehensive income (loss), to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Selling, general and administrative expense. The earnings impact of the ineffective portion of these hedges was not material for the three and six months ended June 30, 2016 and 2015.
Financial Statement Impacts
The following tables detail amounts related to our derivatives designated as hedging instruments as of June 30, 2016 and December 31, 2015. We had no derivative assets or liabilities that were not designated as hedging instruments at June 30, 2016 or December 31, 2015. The derivative asset and liability balances below are gross amounts; we have not netted assets with liabilities.
The following table summarizes our foreign exchange contracts outstanding:

(Dollars in millions)
Assets			Liabilities
	Fair Value			Fair Value
Balance Sheet Location	June 30, 2016	December 31, 2015	Balance Sheet Location	June 30, 2016	December 31, 2015
Prepaid expenses and other current assets	$0.4	$3.2	Accounts payable and accrued expenses	$0.1	$0.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following tables summarize the amount of gain (loss) recognized in Accumulated Other Comprehensive (Loss) Income ("AOCI") and the amounts reclassified from AOCI for the effective portion of foreign exchange contracts:

(Dollars in millions)
Recognized in AOCI			Reclassified from AOCI
Three Months Ended June 30,			Three Months Ended June 30,
2016	2015		2016	2015
$—	$0.1	Cost of goods sold	$(0.1)	$(0.3)
0.1	(0.9)	Net sales	0.4	0.9
$0.1	$(0.8)	Total	$0.3	$0.6

Six Months Ended June 30,			Six Months Ended June 30,
2016	2015		2016	2015
$(0.3)	$(0.5)	Cost of goods sold	$(0.2)	$(0.5)
(1.0)	1.8	Net sales	1.4	2.1
$(1.3)	$1.3	Total	$1.2	$1.6
As of June 30, 2016, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.3 million.

There was no gain or loss recognized in earnings for derivative instruments not designated as hedging instruments in the three or six months ended June 30, 2016 or 2015.

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
For periods prior to April 1, 2016, certain of our North American employees participated in defined benefit pension and postretirement plans (the “Shared Plans”) sponsored by AWI. In addition, prior to April 1, 2016, certain of our U.S. employees participated in a postretirement medical benefit plan sponsored by us (the “AFI Postretirement Plan”). The related net benefit plan obligations of the Shared Plans were not included in our Condensed Consolidated Balance Sheets as we did not sponsor the Shared Plans and had no rights or obligations related to the Shared Plans’ assets or liabilities. Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include Shared Plan expenses for our active and retired employees as well as an allocation of Shared Plan expenses associated with corporate personnel. The Shared Plan expenses presented in our Condensed Consolidated Financial Statements represent the allocation of plan costs to AFI and do not represent cash payments to AWI or to the Shared Plans.
Effective April 1, 2016 upon separation from AWI, AFI created defined benefit pension and postretirement plans which provide North American employees and retirees who previously participated in the Shared Plans the same defined benefit pension and postretirement benefits that had been previously been provided by AWI. As a result of the Separation, AFI assumed defined benefit pension plan assets of approximately $350 million, defined benefit pension benefit obligations of approximately $379 million, defined benefit postretirement benefit obligations of approximately $87 million and accumulated other comprehensive income of approximately $102 million. AFI also retained the AFI Postretirement Plan described above. Actuarial assumptions used for the AFI plans are the same as those used by AWI for the Shared Plans.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The following table summarizes our pension and postretirement expense (income) for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
AFI Plans:
Defined benefit pension, U.S.
Service cost	$1.5	$—	$1.5	$—
Interest cost	3.9	—	3.9	—
Expected return on plan assets	(5.8)	—	(5.8)	—
Amortization of prior service cost	0.1	—	0.1	—
Amortization of net actuarial loss	2.5	—	2.5	—
Total, defined benefit pension, U.S.	$2.2	$—	$2.2	$—
Defined benefit pension, Canada
Interest cost	$0.2	$—	$0.2	$—
Expected return on plan assets	(0.3)	—	(0.3)	—
Amortization of net actuarial loss	0.1	—	0.1	—
Total, defined benefit pension, Canada	$—	$—	$—	$—
Defined benefit postretirement, U.S.
Service cost	$0.1	$—	$0.1	$—
Interest cost	0.8	0.1	0.9	0.1
Amortization of prior service cost	(0.1)	—	(0.1)	—
Amortization of net actuarial loss	(1.1)	—	(1.1)	—
Total defined benefit postretirement, U.S.	$(0.3)	$0.1	$(0.2)	$0.1
Shared Plans:
Defined benefit pension, U.S.	$—	$2.6	$2.2	$6.3
Defined benefit pension, Canada	—	0.2	0.1	0.2
Defined benefit postretirement, U.S.	—	0.2	(0.3)	0.3
NOTE 15. STOCK-BASED COMPENSATION
Prior to the Spin-off, AWI issued stock-based compensation awards to employees and directors that became employees or directors of AFI. These awards included employee stock options, employee and director restricted stock units ("RSUs"), and employee performance stock units ("PSUs"). Stock-based compensation expense in 2015 and until the Spin-off in 2016 was allocated to AFI based on direct allocation of expenses related to AFI employees and an allocation for employees that were providing services to both companies prior to the Spin-off.

In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (the "2016 LTIP Plan") and the Armstrong Flooring, Inc. 2016 Directors' Stock Unit Plan (the "2016 Directors' Plan"), which collectively comprise a new compensation program which allows for the grant to certain employees and non-employee directors of AFI different forms of benefits, including performance stock awards ("PSAs"), PSUs, and RSUs. AFI's Board of Directors (the "Board") authorized 5,500,000 shares of common stock that may be issued pursuant to the 2016 LTIP Plan and 500,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

New Awards:

On April 11, 2016, Management Development and Compensation Committee (the "Committee") of the Board granted the following awards under the 2016 LTIP Plan and the 2016 Directors Plan:

PSAs: The Committee granted long-term incentive awards in the form of PSAs to the Company’s key executive employees. In total, five executives received these awards. The PSAs are shares of restricted Company common stock that vest based on the achievement of certain performance conditions. The performance condition for 75.0% of the awards is based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. The PSAs are also indexed to the achievement of specified levels of absolute total shareholder return. If the performance conditions are met, the awards vest at the conclusion of the performance period on December 31, 2018.

Compensation expense related to the PSAs was estimated using a grant date fair value based on the following assumptions:

Risk-free rate of return	0.8%
Expected volatility	36.2%
Dividend yield	—
Grant date stock price	$13.51

PSUs: The CEO, as authorized by the Committee, granted long-term incentive awards in the form of PSUs to certain management employees of the Company. The PSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the performance period if the associated performance conditions are achieved. The performance condition for 75.0% of the awards is based on EBITDA. The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. If the performance conditions are met, the awards vest at the conclusion of the performance period on December 31, 2018.

RSUs: The CEO, as authorized by the Committee, granted long-term incentive awards in the form of RSUs to certain management employees of the Company. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the performance period. There are no performance conditions associated with these awards. Vesting occurs on a graded schedule, with one third of the awards vesting at the end of one, two and three years from date of grant.

Director Awards: The Committee issued RSUs to its non-employee directors under the 2016 Directors' Plan. These awards vest in approximately one year, and any dividends paid prior to vesting are forfeitable if the award does not vest.

The number of and grant date fair value of each award type granted in April 2016 under the 2016 LTIP Plan and the 2016 Directors' Plan (collectively, the "2016 Grant") is shown in the following table:

Award Type	Number Granted (in thousands)	Grant Date Fair Value	Plan
PSA	703	$12.44	2016 LTIP Plan
PSU	226	13.51	2016 LTIP Plan
RSU	117	13.51	2016 LTIP Plan
Director RSU	71	13.51	2016 Directors' Plan

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

As of June 30, 2016, $11.8 million of total unrecognized compensation expense related to the 2016 Grant is expected to be recognized over a weighted average period of 2.4 years.

Modified Awards:

Upon separation, in accordance with the Employee Matters Agreement between AFI and AWI, certain executives, employees and non-employee directors were entitled to receive equity compensation awards of AFI in replacement of previously outstanding awards granted prior to the Separation under various AWI stock incentive plans. These awards included stock options, PSUs, and RSUs. In connection with the Spin-off, these awards were converted into new AFI equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off on April 1, 2016. The modification did not result in a change to the value of the awards. Therefore, no additional compensation expense related to the award modification was recorded. The terms and conditions of the AWI awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion.

Stock Options: The following table summarizes information about AFI's modified stock options at June 30, 2016:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding	681,085	$12.89
Exercisable	456,863	12.05	5.8 years	$2.2

PSUs: The modified PSUs were initially issued with performance conditions based on AWI's results. At modification, two of the three years of performance had occurred. For the third year, which occurred after Separation, AWI performance was assumed to be at the Target level for purposes of award payout.

As of June 30, 2016, $3.3 million of total unrecognized compensation expense related to our modified awards is expected to be recognized over a weighted average period of 1.5 years.

Total Awards:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income and the related tax effects are shown in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Stock-based compensation expense	$2.2	$1.7	$3.0	$3.5
Income tax benefit	0.8	0.6	1.1	1.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The balance of each component of AOCI, net of tax is presented in the table below.

(Dollars in millions)	June 30, 2016	December 31, 2015
Foreign currency translation adjustments	$2.0	$0.1
Derivative gain, net	0.2	2.3
Pension and postretirement adjustments	(62.1)	(0.4)
Accumulated other comprehensive income (loss)	$(59.9)	$2.0
The following table summarizes the activity, by component, related to the change in AOCI for June 30, 2016 and December 31, 2015, net of tax:

(Dollars in millions)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Net transfer from AWI	8.6	(0.2)	(62.6)	(54.2)
Other comprehensive income (loss) before reclassifications, net of tax expense of $ –, $0.2, $ – and $0.2	(6.7)	(1.1)	(0.1)	(7.9)
Amounts reclassified from accumulated other comprehensive income	—	(0.8)	1.0	0.2
Net current period other comprehensive income (loss)	(6.7)	(1.9)	0.9	(7.7)
Balance, June 30, 2016	$2.0	$0.2	$(62.1)	$(59.9)

Balance, December 31, 2014	$12.2	$1.7	$(0.2)	$13.7
Other comprehensive income (loss) before reclassifications, net of tax expense of $ –, $–, $ – and $ –	(3.5)	1.3	—	(2.2)
Amounts reclassified from accumulated other comprehensive income	—	(1.6)	—	(1.6)
Net current period other comprehensive income (loss)	(3.5)	(0.3)	—	(3.8)
Balance, June 30, 2015	$8.7	$1.4	$(0.2)	$9.9

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2016	2015	Affected Line Item
Derivative Adjustments:
Foreign exchange contracts - purchases	$0.2	$0.5	Cost of goods sold
Foreign exchange contracts - sales	(1.4)	(2.1)	Net sales
Total expense before tax	(1.2)	(1.6)
Tax impact	0.4	—	Income tax expense
Total expense, net of tax	$(0.8)	$(1.6)

Pension and Postretirement Adjustments:
Amortization of net actuarial loss	$0.6	$—	Cost of goods sold
Amortization of net actuarial loss	0.9	—	Selling, general and administrative expenses
Total expense before tax	1.5	—
Tax impact	(0.5)	—	Income tax expense
Total expense, net of tax	1.0	—
Total reclassifications for the period	$0.2	$(1.6)
NOTE 17. SEGMENT INFORMATION
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and luxury vinyl tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, linoleum products, adhesives, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, contractors and to the manufactured homes industry, and secure specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and dimensions, as well as related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and specified by regional and national builders.
Segment operating income (loss) is the measure of segment profit or loss reviewed by our chief operating decision maker. The sum of the segments’ operating income (loss) equals the total combined operating income as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2016	2015	2016	2015
Net sales to external customers
Resilient Flooring	$194.7	$199.9	$358.6	$356.7
Wood Flooring	129.0	126.7	249.5	229.3
Total net sales to external customers	$323.7	$326.6	$608.1	$586.0

Segment operating income (loss)
Resilient Flooring	$13.4	$14.8	$8.0	$15.3
Wood Flooring	(1.6)	(0.2)	(0.8)	(4.1)
Total operating income	$11.8	$14.6	$7.2	$11.2

(Dollars in millions)	June 30, 2016	December 31, 2015
Segment assets
Resilient Flooring	$525.9	$539.5
Wood Flooring	341.0	323.9
Unallocated	119.2	—
Total assets	$986.1	$863.4

Unallocated assets primarily consist of cash and deferred income taxes.
NOTE 18. LITIGATION AND RELATED MATTERS
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
Environmental Sites
In connection with our current or legacy manufacturing operations, or those of former owners, we may from time to time become involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act, and state or international Superfund and similar type environmental laws. For those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies, however, we cannot predict with certainty the future identification of or expenditure for any investigation, closure or remediation of any environmental site.
Summary of Financial Position
There were no material liabilities recorded at June 30, 2016 and December 31, 2015 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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
DOC also continues to conduct annual administrative reviews of the AD and CVD final duty rates under the Orders. Armstrong Kunshan was not selected as a mandatory respondent for the second and third reviews and, therefore, was not subject to individual review, but we are subject to the rates applicable to importers that were not individually reviewed (the “separate rate” or “all other” respondents).
The second administrative review period covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). In July 2015, the DOC issued a final “all others” CVD rate of 0.99% and a 13.74% AD rate. The AD rate was determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We, along with other respondents, have filed complaints against DOC challenging the rate in the U.S. Court of International Trade with a decision expected in 2016. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4.5 million, which is recorded in Accounts payable and accrued expenses.
The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May16, 2016 the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We plan to continue to defend our import practices and pursue our available legal rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $5.9 million, which is recorded in Accounts payable and accrued expenses.
AWI and Armstrong Kunshan will not be subject to review during the fourth administrative review period, however, we will be liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period.  We are unable to estimate this liability at this time, but it could be material. We will accrue and make cash deposits for duties when we are the importer of record at the rates established by the DOC based on the third administrative review process.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Introduction
This discussion is provided as a supplement to the Condensed Consolidated Financial Statements and accompanying Notes included elsewhere herein to help provide an understanding of our financial condition, changes in financial condition, and results of operations.
Forward-looking Statements
The discussion and analysis presented below refers to and should be read in conjunction with the Combined Financial Statements, and the unaudited pro forma combined financial statements of AFI as of and for the year ended December 31, 2015, each in our Information Statement.
This section and other parts of this quarterly report on Form 10-Q contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that involve risks and uncertainties. Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to an historical or current fact. These could include, but are not limited to, statements regarding business strategies, market potential, future financial performance and other matters. The words “believe,” “expect,” “anticipate,” “project” and similar expressions, among others, generally identify “forward-looking statements,” which speak only as of the date the statements were made. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements. Where, in any forward-looking statement, an expectation or belief as to future results or events is expressed, such expectation or belief is based on the current plans and expectations of AFI management, expressed in good faith and believed to have a reasonable basis. However, there can be no assurance that these expectations or beliefs will result or be achieved or accomplished. Except as may be required by law, AFI undertakes no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this quarterly report on Form 10-Q. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions,

•	construction activity,

•	key customers,

•	competition,

•	availability and costs of raw materials and energy,

•	our liquidity,

•	environmental matters,

•	international operations,

•	strategic transactions,

•	plant construction projects,

•	negative tax consequences,

•	claims and litigation,

•	labor,

•	our intellectual property rights,

•	outsourcing,

•	cost saving and productivity initiatives, and

•	other risks detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC"), press releases, and other communications.

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
Overview
AFI is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim, with over 90% of our sales occurring in North America, based on the selling location. As of June 30, 2016, we operated 17 manufacturing plants in three countries, including 14 plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.
Resilient Flooring
Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and Luxury Vinyl Tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, LVT, vinyl sheet products, linoleum products, adhesives, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of types, designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, contractors and to the manufactured homes industry, and secure specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring
Our Wood Flooring segment designs, manufactures, sources and sells branded and unbranded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and dimensions, as well as related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and specified by regional and national builders.
Factors Affecting our Business
We closely monitor publicly available macroeconomic trend data that provides insight to commercial and residential market activity; this includes GDP growth indices, the Architecture Billings Index and the Consumer Confidence Index, as well as housing starts.  The following factors and trends have affected our results or may affect our future results.
Revenues:
Resilient Flooring segment:  Our business operates in a competitive environment across all our product categories, and excess capacity exists in much of the industry.  Recently, we have seen efforts by various competitors to price aggressively as a means to gain market share, especially in competing for the business of larger customers or on major projects.
We are the largest producer of vinyl composition tile (“VCT”).  The market for VCT, which is primarily used in commercial environments, is a mature market, and consumer trends have begun favoring alternate products.  We expect that over time, the VCT category will represent a smaller portion of both the resilient market and our sales. While a smaller component of our sales volume than VCT, similar market pressures exist for our vinyl sheet product category, which is primarily used in residential applications.
Luxury vinyl tile (“LVT”) is a relatively new product form in North America, and consumer interest has been high given its attractive visuals and durability.  We expect market growth rates will continue to be in the double-digits, and accordingly, we have invested heavily in this product category, as have our competitors.  We believe growth will come partially at the expense of other product categories in both the soft and hard surface flooring markets.
Wood Flooring segment:   Our product offerings include both solid and engineered wood flooring products.  We have continued to see increased penetration in the new construction and remodeling sectors for hardwood flooring, primarily related to engineered wood products.
Operating Expenses:

Resilient Flooring segment:  We began producing LVT at our Lancaster, PA plant in the fourth quarter of 2015.  As we ramp up production to expected operating levels, our initial unit costs will be higher than our expected steady-state costs. Additionally, we have seen a steady decline in the cost of our primary production materials over the past several quarters.
Wood Flooring segment:  We purchase a significant amount of green lumber as an input into our hardwood flooring products.  The market for lumber can be very volatile, and last year we saw significant, steady declines through the second and third quarters in the cost of lumber.  This year, costs have begun to increase at a more measured rate.
Our results for periods prior to April 1, 2016 reflect our operating costs as a division of AWI.  As we began operating as a separate public company on April 1, 2016, we expect our general and administrative expenses to continue to be higher than those incurred as a division of AWI.
Recent Developments
Separation and Distribution
On April 1, 2016, AWI, a Pennsylvania corporation, separated AWI’s Resilient Flooring and Wood Flooring segments from its Ceilings segment. The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders. The Separation and Distribution resulted in AWI and AFI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business. On the distribution date, each holder of AWI common stock received one share of AFI's common stock for every two shares of AWI's common stock held on the record date.
The Spin-off was completed pursuant to a separation and distribution agreement and several other agreements with AWI related to the Separation, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on April 4, 2016. These agreements govern the relationship between AFI and AWI following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services between AFI and AWI. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Person Transactions — Agreements with AWI” in our Information Statement.
Our Registration Statement on Form 10 was declared effective by the SEC on March 15, 2016 and our common stock began “regular-way” trading on the New York Stock Exchange on April 4, 2016 under the symbol AFI.

Results of Operations
For the three months ended June 30, 2016, net sales decreased by $2.9 million or 0.9% and operating income decreased by $2.8 million. The decline in net sales reflected lower net sales for the Resilient Flooring segment, partially offset by higher net sales for the Wood Flooring segment. The decline in operating income primarily reflected the higher impact of new duty rates related to prior years' imports of multilayered wood flooring from China and lower net sales, partially offset by lower selling, general and administrative ("SG&A") expenses. See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information related to multilayered wood flooring duties.
For the six months ended June 30, 2016, net sales increased by $22.1 million or 3.8% and operating income decreased by $4.0 million. The increase in net sales primarily reflected higher volume in our Wood Flooring segment. In addition to the higher impact of new duty rates described above, the decline in operating income reflected higher SG&A expenses.
Below is a summary of comparative results of operations for the three and six months ended June 30, 2016 and 2015:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change	Change			Change	Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$323.7	$326.6	$(2.9)	(0.9)%	$608.1	$586.0	$22.1	3.8%
Cost of goods sold	260.5	260.2	(0.3)	(0.1)%	497.7	478.1	(19.6)	(4.1)%
Gross profit	63.2	66.4	(3.2)	(4.8)%	110.4	107.9	2.5	2.3%
Selling, general and administrative expenses	51.4	51.8	0.4	0.8%	103.2	96.7	(6.5)	(6.7)%
Operating income	11.8	14.6	(2.8)	(19.2)%	7.2	11.2	(4.0)	(35.7)%
Interest expense	0.7	—	(0.7)		0.7	—	(0.7)
Other non-operating expense	1.9	0.1	(1.8)		2.2	0.1	(2.1)
Other non-operating income	0.2	—	0.2		0.4	0.2	0.2
Income from continuing operations before income taxes	9.4	14.5	(5.1)		4.7	11.3	(6.6)
Income tax expense	3.7	5.7	2.0		3.3	6.4	3.1
Income from continuing operations	5.7	8.8	(3.1)		1.4	4.9	(3.5)
Net (loss) gain on disposal of discontinued business, net of tax benefit (expense) of $-, $(0.3), $1.8 and $43.4	—	(0.2)	0.2		1.7	42.3	(40.6)
Net (loss) income from discontinued operations	—	(0.2)	0.2		1.7	42.3	(40.6)
Net income	$5.7	$8.6	$(2.9)		$3.1	$47.2	$(44.1)

Three months ended June 30, 2016 compared to June 30, 2015
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended June 30,		Change	Change	Percentage Point Change Due to

(Dollars in millions)	2016	2015	($)	(%)	Price	Volume	Mix	Currency/Other
Resilient Flooring	$194.7	$199.9	$(5.2)	(2.6)%	(2.0)%	(1.5)%	1.5%	(0.6)%
Wood Flooring	129.0	126.7	2.3	1.8%	(2.5)%	6.6%	(2.1)%	(0.2)%
Total	$323.7	$326.6	$(2.9)
In our Resilient Flooring segment, net sales for the three months ended June 30, 2016 decreased in comparison with the three months ended June 30, 2015 due to lower price, lower volume, and the unfavorable effect of foreign currency, partially offset by favorable mix. Lower price reflected our efforts to maintain market share in response to continued pressure from increased competition. The volume decline reflected net inventory reductions by strategic retail customers relative to 2015 and lower net sales in the Pacific Rim region, partially offset by strong LVT product growth.
In our Wood Flooring segment, net sales for the three months ended June 30, 2016 increased on higher volume, partially offset by lower price and unfavorable mix. Higher volume and lower price resulted from targeted pricing actions with strategic retail customers. The volume increase also reflected recovery from our prior year service issues and engineered product capacity ramp up at our Somerset plant. Unfavorable mix reflected increased sales of lower-priced engineered wood products to a strategic retail customer.

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Three Months Ended June 30,

(Dollars in millions)	2016	2015	Change
Resilient Flooring	$13.4	$14.8	$(1.4)
Wood Flooring	(1.6)	(0.2)	(1.4)
Total	$11.8	$14.6	$(2.8)

In our Resilient Flooring segment, operating income for the three months ended June 30, 2016 decreased due to lower net sales as described above and continued ramp-up costs associated with our Lancaster, PA LVT operation, partially offset by favorable manufacturing costs at our other plants and lower SG&A expense. Lower SG&A expense primarily reflected timing of promotional activities.

In our Wood Flooring segment, the increase in operating loss for the three months ended June 30, 2016 reflected higher expense of $1.9 million on new duty rates related to prior years’ imports of multilayered wood flooring from China compared to the year ago period. Excluding the increase in duties, the segment results were up slightly on lower net input costs and productivity improvements.

Income tax expense: Income tax expense was $3.7 million for the three months ended June 30, 2016 compared to $5.7 million in the second quarter in 2015. The effective tax rate was 39.4% and 39.3% for the three months ended June 30, 2016 and 2015, respectively.

Six months ended June 30, 2016 compared to June 30, 2015
Net sales by segment are shown in the table below:

	Six Months Ended June 30,		Change	Change	Percentage Point Change Due to

(Dollars in millions)	2016	2015	($)	(%)	Price	Volume	Mix	Currency/Other
Resilient Flooring	$358.6	$356.7	$1.9	0.5%	(1.7)%	1.3%	1.9%	(1.0)%
Wood Flooring	249.5	229.3	20.2	8.8%	(3.4)%	14.3%	(1.7)%	(0.4)%
Total	$608.1	$586.0	$22.1
In our Resilient Flooring segment, net sales for the six months ended June 30, 2016 increased compared to the six months ended June 30, 2015 due to favorable mix and higher volume, partially offset by lower price and the unfavorable effect of foreign currency. Lower price reflected our efforts to maintain market share in response to continued pressure from increased competition and targeted pricing actions with strategic retail customers. Both favorable mix and higher volume were driven by strong LVT growth, partially offset by lower volume and unfavorable mix in other product categories.

In our Wood Flooring segment, net sales for the six months ended June 30, 2016 increased on significantly higher volume, partially offset by lower prices and unfavorable mix. The hardwood market, particularly engineered wood products, continued to see increased penetration in the new construction and remodeling sectors. Higher volume also reflected inventory build by strategic retail customers. In addition, volume was aided by targeted pricing actions and recovery from engineered wood product production issues, which began in the first quarter of 2015. Unfavorable mix reflected increased sales of lower-priced engineered wood products to a strategic retail customer.
Operating Income (Loss)

	Six Months Ended June 30,

(Dollars in millions)	2016	2015	Change
Resilient Flooring	$8.0	$15.3	$(7.3)
Wood Flooring	(0.8)	(4.1)	3.3
Total	$7.2	$11.2	$(4.0)
In our Resilient Flooring segment, operating income for the six months ended June 30, 2016 decreased compared to the six months ended June 30, 2015 primarily due to continued ramp-up costs associated with our Lancaster, PA LVT operation and the negative margin impact from lower price, partially offset by lower input costs.

In our Wood Flooring segment, the results for the six months ended June 30, 2016 reflected higher expense of $2.4 million on new duty rates related to prior years’ imports of multilayered wood flooring from China compared to the year ago period. Excluding the increased duties, the segment results increased due to lower net input costs and productivity improvements partially offset by higher SG&A expense.

Income tax expense: For the six months ended June 30, 2016, income tax expense was $3.3 million compared to income tax expense of $6.4 million for the six months ended June 30, 2015. The effective tax rates were 70.2% and 56.6% for the six months ended June 30, 2016 and 2015, respectively. The effective tax rate for the first six months of 2016 was higher than the comparable period in 2015 primarily due to a higher rate impact of unbenefitted foreign losses due to lower pretax income.
Discontinued operations: For the six months ended June 30, 2015, discontinued operations included a non-cash income tax benefit of $43.4 million which reflected future pension deductions related to our discontinued operations. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.
Liquidity and Capital Resources
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our ABL Facility, described below. We believe these sources are sufficient to fund our planned capital expenditures and to meet our interest and other contractual obligations in the near term.
Prior to the Separation, deemed transfers of cash to and from AWI’s cash management system were reflected in Net AWI investment in the historical combined financial statements. Accordingly, we had no cash or cash equivalents on our Condensed Consolidated Balance Sheets for periods prior to the Spin-off. Our liquidity needs for operations vary throughout the year with the majority of our cash flows generated in the second and third quarters.
AFI does not intend to pay cash dividends on its common stock for the foreseeable future. Instead, AFI currently intends to reinvest any future available earnings and cash flow into the business. The payment of cash dividends, if any, on our common stock will rest solely within the discretion of the Board and will depend, among other things, upon AFI’s earnings, capital requirements, financial condition, legal requirements, regulatory constraints, covenants associated with certain of AFI’s debt service obligations, industry practice, and other relevant factors as determined by the Board.
Cash and cash equivalents totaled $101.6 million as of June 30, 2016 of which $85.5 million was held in the U.S.
Cash Flows
The table below shows our cash provided by (used for) operating, investing and financing activities:

(Dollars in millions)	Six Months Ended June 30,
	2016	2015
Cash provided by operating activities	$24.3	$15.0
Cash used for investing activities	(17.3)	(22.4)
Cash provided by financing activities	94.2	7.4
Cash provided by operating activities
Operating activities for the six months ended June 30, 2016 and 2015 generated $24.3 million and $15.0 million of cash, respectively. Cash was generated through earnings exclusive of net non-cash activity, primarily depreciation and amortization and deferred income taxes, partially offset by changes in working capital.
Cash used for investing activities
Net cash used for investing activities was $17.3 million and $22.4 million for the six months ended June 30, 2016 and 2015 respectively, primarily reflecting purchases of property, plant and equipment. During the six months ended June 30, 2015, purchases of property, plant and equipment included significant expenditures related to the expansion of our Lancaster, PA resilient flooring plant to include the manufacture of LVT.

Cash provided by financing activities
Net cash provided by financing activities was $94.2 million and $7.4 million for the six months ended June 30, 2016 and 2015, respectively. Cash provided in the first six months of 2016 primarily reflected proceeds from debt and net transfers from AWI, partially offset by the payment of a distribution to AWI at Separation. Cash provided in the first six months of 2015 represented net transfers from AWI.
Debt
On April 1, 2016, AFI entered into a $225 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”) and borrowed $100 million under the ABL Facility. AFI used $50 million of the proceeds to fund a cash distribution to AWI. We intend to use the remaining proceeds for basic operating liquidity. As of June 30, 2016, our ABL Facility provided for additional variable rate borrowings of up to $123.2 million, net of $1.8 million of letters of credit.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
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
As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a variable rate tax-exempt industrial development bond that financed the construction of a Wood Flooring plant in Somerset, Kentucky, which was repaid during the first quarter of 2016.
Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of June 30, 2016, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant is not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.
Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations at June 30, 2016 did not significantly change from the contractual obligations previously disclosed at December 31, 2015, except for the obligations summarized below:
ABL Facility: On April 1, 2016, AFI entered into a $225.0 million ABL Facility, which matures on April 1, 2021. Concurrent with the closing of the ABL Facility, AFI borrowed $100.0 million. Principal amounts are repayable at maturity.

Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or LIBOR plus an applicable margin, which varies according to average excess credit availability and is currently 1.50%. Interest on outstanding borrowings is payable monthly. Interest payments on our outstanding borrowings under the ABL as of June 30, 2016 are expected to be $1.2 million for the remainder of 2016, $2.8 million per annum for each of the years 2017 - 2020, and $0.8 million thereafter.

Campus Lease: Under the Campus Lease Agreement, AFI leased certain portions of the AWI’s campus for use as AFI's corporate headquarters. The campus lease agreement provides for an initial term of five years which began on April 1, 2016. Minimum rent expense is expected to be approximately $2.8 million for the remaining six months of 2016, $5.6 million per annum for the years 2017 - 2020, and $1.4 million in 2021, notwithstanding any renewals or additional charges.
Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Information Statement.
We are subject to interest rate market risk in connection with our ABL Facility.  As of June 30, 2016, our ABL Facility provided variable rate borrowings of up to $223.2 million, net of $1.8 million of letters of credit.  Our ABL Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin.  An assumed 25 basis point change in interest rates would change interest expense on our ABL Facility by $0.6 million if fully drawn and outstanding for the entire year.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As of June 30, 2016, the company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the company's disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d- 15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

Prior to the Separation, the Company relied on the controls and resources of AWI for internal control over financial reporting. On April 1, 2016, in connection with the Separation and Distribution, the Company and AWI entered into a Transition Services Agreement (the “TSA”), under which, on an interim and transitional basis, AWI will provide various services to the Company. In addition, and as a result of the Spin-Off, planned staffing changes resulted in the transition of responsibilities to certain individuals responsible for executing internal controls. At Separation, we adopted AWI’s policies and are reviewing and revising them as needed to reflect our status as a separate company.

No other material change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

See Note 18 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our Information Statement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 29, 2016, Mr. Richard E. Wenz, a member of the Board and Chair of the Audit Committee (the "Committee"), passed away suddenly following a short illness. The Board has selected Mr. Jeffrey Liaw, a current Board and Committee member, to serve as Chair of the Committee. The Board has also selected Mr. Michael F. Johnston, a current Board member, to serve on the Committee.

ITEM 6. EXHIBITS

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	August 12, 2016

By:	/s/ John W. Thompson

John W. Thompson
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	August 12, 2016

By:	/s/ Kimberly Z. Boscan

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

10.9	Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow.*†

10.10	Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA.*†

10.11
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Free Cash Flow (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.12
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - EBITDA(incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).

10.13
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash.(incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).

10.14
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.15
Form of 2016 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.16
Form of 2016 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash(incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.17
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 1, 2016).*

10.18
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).*

10.19
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.20
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.21
Change in Control Severance Agreement with Donald R. Maier, dated as of November 17, 2014 (incorporated by reference to Exhibit 10.1 to Armstrong World Industries, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 18, 2014).*

10.22
Form of Change in Control Severance Agreement with David S. Schulz (incorporated by reference to Exhibit 10.2 to Armstrong World Industries, Inc.’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on October 29, 2015).*

10.23	Form of Indemnification Agreement with Directors and Officers†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.