Form 10-Q
period 2016-09-30
Armstrong Flooring, Inc.
filed 2016-11-10
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016

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

The Registrant had 27,827,044 shares of common stock, $0.0001 par value, outstanding at November 4, 2016.

Armstrong Flooring, Inc.

PART I:
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net sales	$313.4	$322.6	$921.5	$908.6
Cost of goods sold	245.5	256.9	743.2	735.0
Gross profit	67.9	65.7	178.3	173.6
Selling, general and administrative expenses	53.8	54.1	157.0	150.8
Operating income	14.1	11.6	21.3	22.8
Interest expense	0.6	—	1.3	—
Other expense, net	0.3	2.2	2.1	2.1
Income from continuing operations before income taxes	13.2	9.4	17.9	20.7
Income tax expense	4.9	1.6	8.2	8.0
Income from continuing operations	8.3	7.8	9.7	12.7
Gain on disposal of discontinued operations, net of tax	—	1.1	1.7	43.4
Net income	8.3	8.9	11.4	56.1
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	0.1	(8.7)	(6.6)	(12.2)
Derivatives (loss) gain	(0.3)	1.7	(2.2)	1.4
Postretirement adjustments	1.1	—	2.0	—
Total other comprehensive income (loss)	0.9	(7.0)	(6.8)	(10.8)
Total comprehensive income	$9.2	$1.9	$4.6	$45.3

Basic earnings per share of common stock:
Basic earnings per share of common stock from continuing operations	$0.30	$0.28	$0.35	$0.46
Basic earnings per share of common stock from discontinued operations	—	0.04	0.06	1.56
Basic earnings per share of common stock	$0.30	$0.32	$0.41	$2.02
Diluted earnings per share of common stock:
Diluted earnings per share of common stock from continuing operations	$0.29	$0.28	$0.35	$0.46
Diluted earnings per share of common stock from discontinued operations	—	0.04	0.06	1.56
Diluted earnings per share of common stock	$0.29	$0.32	$0.41	$2.02

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions)

	As of
	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash	$32.2	$—
Accounts and notes receivable, net	90.4	72.2
Inventories, net	250.0	242.8
Deferred income taxes	—	3.0
Prepaid expenses and other current assets	27.7	31.7
Total current assets	400.3	349.7
Property, plant, and equipment, less accumulated depreciation and amortization of $331.7 and $311.1, respectively	440.2	434.5
Intangible assets, net	42.9	42.6
Deferred income taxes	5.2	23.5
Other non-current assets	2.5	13.1
Total assets	$891.1	$863.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$162.9	$161.0
Income tax payable	3.2	—
Deferred income taxes	—	0.3
Total current liabilities	166.1	161.3
Long-term debt	10.0	10.0
Postretirement benefit liabilities	74.9	3.3
Pension benefit liabilities	2.1	—
Other long-term liabilities	9.2	12.4
Noncurrent income taxes payable	1.7	56.4
Deferred income taxes	2.6	2.1
Total liabilities	266.6	245.5
Stockholders' equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 27,813,639 issued and outstanding	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Additional paid-in capital	669.5	—
Net Armstrong World Industries ("AWI") investment, prior to Separation	—	615.9
Retained earnings	14.0	—
Accumulated other comprehensive (loss) income	(59.0)	2.0
Total stockholders' equity	624.5	617.9
Total liabilities and stockholders' equity	$891.1	$863.4
See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
(Dollars in millions)

			Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
	Common Stock
	Shares	Amount
December 31, 2015	—	$—	$615.9	$—	$2.0	$—	$617.9
Net (loss) income			(2.6)		—	14.0	11.4
Net transfers from (to) AWI	—	—	102.3	—	(54.2)	—	48.1
Cash distribution paid to AWI	—	—	(50.0)	—	—	—	(50.0)
Reclassification of net parent investment to additional paid-in capital	—	—	(665.6)	665.6	—	—	—
Issuance of common stock at separation	27,738,779	—	—	—	—	—	—
Stock-based employee compensation, net	74,860	—	—	3.9	—	—	3.9
Other comprehensive loss	—	—	—	—	(6.8)	—	(6.8)
September 30, 2016	27,813,639	$—	$—	$669.5	$(59.0)	$14.0	$624.5

December 31, 2014	—	$—	$561.7	$—	$13.7	$—	$575.4
Net income	—	—	56.1	—	—	—	56.1
Net transfers to AWI	—	—	(5.3)	—	—	—	(5.3)
Other comprehensive loss	—	—	—	—	(10.8)	—	(10.8)
September 30, 2015	—	$—	$612.5	$—	$2.9	$—	$615.4

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$11.4	$56.1
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34.2	28.3
Deferred income taxes	(4.8)	(45.0)
Stock-based compensation	3.8	—
U.S. pension expense	4.3	—
Other non-cash adjustments, net	1.8	—
Changes in operating assets and liabilities:
Receivables	(11.1)	(9.5)
Inventories	(7.1)	(12.1)
Accounts payable and accrued expenses	17.1	21.7
Income taxes payable	3.7	6.7
Other assets and liabilities	1.9	(3.3)
Net cash provided by operating activities	55.2	42.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(28.1)	(33.7)
Other investing activities	0.6	0.3
Net cash used for investing activities	(27.5)	(33.4)
Cash flows from financing activities:
Proceeds from revolving credit facility	100.0	—
Payments on revolving credit facility	(90.0)	—
Financing costs	(1.4)	—
Payments of long-term debt	(10.0)	—
Distribution paid to AWI	(50.0)	—
Proceeds from exercised stock options	0.2	—
Net transfers from (to) AWI	55.6	(9.5)
Net cash provided (used) by financing activities	4.4	(9.5)
Effect of exchange rate changes on cash and cash equivalents	0.1	—
Net increase in cash and cash equivalents	32.2	—
Cash and cash equivalents at beginning of year	—	—
Cash and cash equivalents at end of period	$32.2	$—
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$3.7	$14.2
Interest paid	$1.2	$—
Income taxes paid, net	$7.5	$—
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 1. BUSINESS AND BASIS OF PRESENTATION (continued)
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence and lower of cost or market charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and nine months ended September 30, 2016 and 2015 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
The accounting policies used in preparing the Condensed Consolidated Financial Statements are the same as those used in preparing the Combined Financial Statements as disclosed in our Information Statement.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
The impact of the separation activities on equity is reflected in Net transfers from (to) AWI and Cash distribution paid to AWI on the Condensed Consolidated Statements of Stockholders' Equity. The components on the Condensed Consolidated Statements of Stockholders' Equity and the related cash flow were as follows:

	Nine Months Ended September 30, 2016
(Dollars in millions)	Condensed Consolidated Statements of Stockholders' Equity	Condensed Consolidated Statements of Cash Flows - Financing Activities

Net transfers from AWI for the three months prior to separation	$53.6	$53.6
Net transfers (to) from AWI upon separation	(5.5)	9.0
Other activity concurrent with separation	—	(7.0)
	48.1	55.6
Cash distribution to AWI upon separation	(50.0)	(50.0)
Net transfers (to) from AWI	$(1.9)	$5.6
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-17, "Balance Sheet Classification of Deferred Taxes." The guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new guidance may be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We adopted this standard effective April 1, 2016; the balance sheet as of December 31, 2015 was not retrospectively adjusted. Adoption of this standard did not impact our financial condition, results of operations or cash flows.
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

NOTE 1. BUSINESS AND BASIS OF PRESENTATION (continued)
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

NOTE 1. BUSINESS AND BASIS OF PRESENTATION (continued)
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

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The guidance requires entities to recognize income tax consequences of many intercompany asset transfers other than inventory, at the transaction date. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted but only at the beginning of an annual period. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

NOTE 2. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's Board of Directors approved the cessation of funding to its DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in December 2014 resulted in presenting DLW for all historical periods prior to the Separation as a discontinued operation. However, the insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015. In determining the U.S. tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115.0 million, were considered proceeds. However, pension deductions for tax purposes result only when the benefit payments are made. Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million was recorded in the first quarter of 2015 within discontinued operations for the tax benefit of the future pension deductions. AWI is solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the DLW insolvency proceedings. Therefore, DLW is excluded from our balance sheets, results of operations and cash flows after the Spin-off.
The following is a summary of the operating results of DLW, which are reflected in these Condensed Consolidated Financial Statements for periods prior to the Separation.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Gain (loss) on disposal of discontinued operations before income tax	$—	$0.5	$(0.1)	$(0.8)
Income tax benefit	—	0.6	1.8	44.2
Gain on disposal of discontinued operations, net of tax	$—	$1.1	$1.7	$43.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 3. RELATIONSHIP WITH AWI
Allocation of general corporate and other expenses
These Condensed Consolidated Financial Statements include expense allocations for certain functions provided by AWI, including, but not limited to finance, legal, information technology, and human resources, as well as pension expenses for periods prior to the Spin-off. In 2015, these expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures. Beginning in the first quarter of 2016, such expenses were incurred directly by our segments. No expenses were allocated to us after the Separation.
The presentation of these costs allocated to us by AWI in our Condensed Consolidated Statements of Operations and Comprehensive Income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Expense, net:
Cost of goods sold	$—	$2.6	$—	$7.6
Selling, general and administrative expenses	—	10.2	0.5	24.7
Other expense, net	—	2.3	0.3	2.1
Total	$—	$15.1	$0.8	$34.4

On April 1, 2016, in connection with the completion of the Separation, we entered into several agreements with AWI that provided for the Separation and allocation between AFI and AWI of the assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after the Separation. These agreements also govern the relationship between AFI and AWI subsequent to the completion of the Separation.

These agreements include a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement.

Under the Transition Services Agreement, AFI and AWI will provide various services to each other, including information technology, accounts payable, payroll, and other financial functions and administrative services.

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

NOTE 3. RELATIONSHIP WITH AWI (continued)
Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to use the “Armstrong” trade name and logo.

Pursuant to the Transition Trademark License agreement, AFI provided AWI with a five-year royalty-free license to utilize the “Inspiring Great Spaces” tagline, logo and related color scheme.

Under the Campus Lease Agreement, AFI leased certain portions of AWI’s campus for use as AFI's corporate headquarters. The Campus Lease Agreement provides for an initial term of five years from April 1, 2016. Minimum rent expense is expected to be $1.4 million for the remaining three months of 2016, $5.6 million per annum for the years 2017 - 2020, and $1.4 million in 2021, notwithstanding any renewals or additional charges.

NOTE 4. INCOME TAXES

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Income from continuing operations before income taxes	$13.2	$9.4	$17.9	$20.7
Income tax expense	4.9	1.6	8.2	8.0
Effective tax rate	37.1%	17.0%	45.8%	38.6%
The effective tax rates for the third quarter, as well as the first nine months of 2016, were higher versus the comparable 2015 periods primarily due to AFI operating as a part of AWI prior to April 1, 2016 and the geographic distribution of earnings.
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
As of September 30, 2016, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 5. EARNINGS PER SHARE OF COMMON STOCK

The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Numerator
Income from continuing operations	$8.3	$7.8	$9.7	$12.7
Gain on disposal of discontinued operations, net tax	—	1.1	1.7	43.4
Net income	$8.3	$8.9	$11.4	$56.1

Denominator
Weighted average number of common shares outstanding	27,792,041	27,738,779	27,755,439	27,738,779
Weighted average number of vested shares not yet issued	116,120	—	79,171	—
Weighted average number of common shares outstanding - Basic	27,908,161	27,738,779	27,834,610	27,738,779
Dilutive stock-based compensation awards outstanding	441,655	—	282,862	—
Weighted average number of common shares outstanding - Diluted	28,349,816	27,738,779	28,117,472	27,738,779

On April 1, 2016, AWI distributed 27,738,779 shares of AFI's common stock to AWI’s shareholders. Basic and diluted earnings per common share for the three and nine months ended September 30, 2015 were calculated using the shares distributed on April 1, 2016.

Diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met. Performance awards representing 913,172 and 612,584 shares of restricted stock units for the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted earnings per share as the performance conditions have not yet been met. Options to purchase zero and 130,451 shares of common stock for the three and nine months ended September 30, 2016, respectively, were excluded from the computation of diluted earnings per share calculated under the treasury stock method.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	As of
(Dollars in millions)	September 30, 2016	December 31, 2015
Customer receivables	$97.7	$85.1
Miscellaneous receivables	9.5	4.9
Less: allowance for product warranties, discounts, and losses	(16.8)	(17.8)
Accounts and notes receivable, net	$90.4	$72.2
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.
Allowance for product warranties represents expected reimbursements for cost associated with warranty repairs, the majority of which is provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.

The following table summarizes the activity for the allowance for product warranties:

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015
Allowance for product warranties balance at beginning of period	$(7.3)	$(7.7)
Reductions for payments	8.0	7.8
Current year warranty accruals	(8.2)	(7.6)
Allowance for product warranties balance at end of period	$(7.5)	$(7.5)
NOTE 7. INVENTORIES
The following table presents details related to our inventories, net:

	As of
(Dollars in millions)	September 30, 2016	December 31, 2015
Finished goods	$149.5	$127.8
Goods in process	19.7	21.0
Raw materials and supplies	96.6	106.2
Less: LIFO and other reserves	(15.8)	(12.2)
Total inventories, net	$250.0	$242.8

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 8. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets:

		As of
		September 30, 2016		December 31, 2015
(Dollars in millions)	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Land use rights	Various	$5.3	$0.7	$5.4	$0.6
Developed technology	15 years	5.5	1.3	4.9	1.1
Other	Various	0.2	0.2	0.2	0.2
Total		11.0	$2.2	10.5	$1.9
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	34.1		34.0
Total intangible assets		$45.1		$44.5

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Amortization expense	$0.1	$0.1	$0.3	$0.4

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	As of
(Dollars in millions)	September 30, 2016	December 31, 2015
Payables, trade and other	$120.3	$117.7
Employment costs	25.7	24.9
Other payables	16.9	18.4
Accounts payable and accrued expenses	$162.9	$161.0
NOTE 10. DEBT
On April 1, 2016, AFI entered into a $225.0 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). Concurrent with the closing of the ABL Facility, AFI borrowed $100.0 million and used $50.0 million of the proceeds to fund a cash distribution to AWI. Financing and other related costs incurred in connection with the ABL Facility of $1.4 million are reflected in Other non-current assets in the Condensed Consolidated Balance Sheets and are amortized over the term of the ABL Facility. As of September 30, 2016, the debt outstanding under the ABL Facility was $10.0 million and outstanding letters of credit were $1.8 million.
Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 10. DEBT (continued)
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and was 1.50% at September 30, 2016. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.375%. Outstanding letters of credit issued under the ABL Facility are subject to fees which are due quarterly in arrears based on an adjusted base rate.
Under the terms of the ABL Facility, we are required to maintain a fixed charge coverage ratio of at least 1.0. As of September 30, 2016, availability under the ABL Facility exceeded the required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.
As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a tax-exempt industrial development bond, the repayment of which in the first quarter of 2016 is reflected within Net transfers from (to) AWI on the Condensed Consolidated Statements of Stockholders' Equity.
NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS
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

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS (continued)
Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of September 30, 2016, based on operating profits by currency, are from the Canadian Dollar, the Chinese Renminbi and the Euro.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 15 months forward. Gains and losses on these instruments are recorded in Other comprehensive income (loss), to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in Selling, general and administrative expense. The earnings impact of the ineffective portion of these hedges was not material for the three and nine months ended September 30, 2016 and 2015.
Currency Rate Risk - Intercompany Loans and Dividends
We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recoded in Other expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in Other expense, net. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $22.3 million at September 30, 2016. We did not have any open hedges related to intercompany loans and dividends as of December 31, 2015.
Financial Statement Impacts
The following tables present amounts related to our derivatives designated as hedging instruments as of September 30, 2016 and December 31, 2015. Our derivative assets and derivative liabilities not designated as hedging instruments were immaterial at September 30, 2016 and December 31, 2015.
The following foreign exchange contracts outstanding are presented gross as we have not netted derivative assets with derivative liabilities:

	As of September 30, 2016
(Dollars in millions)	Derivative Assets		Derivative Liabilities
Balance Sheet Location	Fair Value	Notional	Fair Value	Notional
Prepaid expenses and other current assets	$0.2	$5.5	$—	$—
Accounts payable and accrued expenses	—	—	0.2	30.1

	As of December 31, 2015
(Dollars in millions)	Derivative Assets		Derivative Liabilities
Balance Sheet Location	Fair Value	Notional	Fair Value	Notional
Prepaid expenses and other current assets	$3.2	$29.7	$—	$—
Accounts payable and accrued expenses	—	—	0.3	5.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 11. DERIVATIVE FINANCIAL INSTRUMENTS (continued)
The following tables summarize the amount of (loss) gain recognized in Accumulated Other Comprehensive (Loss) Income ("AOCI") and the amounts reclassified from AOCI for the effective portion of foreign exchange contracts:

	Recognized in AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Cost of goods sold	$(0.1)	$0.6	$(0.4)	$0.1
Net sales	(0.1)	2.5	(1.1)	4.3
Total	$(0.2)	$3.1	$(1.5)	$4.4

	Reclassified from AOCI
	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Cost of goods sold	$—	$(0.1)	$(0.2)	$(0.6)
Net sales	0.2	1.3	1.6	3.4
Total	$0.2	$1.2	$1.4	$2.8
As of September 30, 2016, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $0.1 million.

The amount of pre-tax loss recognized in earnings for derivative instruments not designated as hedging instruments was $0.2 million for the three and nine months ended September 30, 2016. There were no gains or losses from derivative instruments not designated as hedging instruments for the three and nine months ended September 30, 2015.

NOTE 12. FINANCIAL INSTRUMENTS
The estimated fair values of our financial instruments are as follows:

	As of
	September 30, 2016		December 31, 2015
(Dollars in millions)	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total debt	$(10.0)	$(10.0)	$(10.0)	$(10.0)
Foreign currency contracts, net	—	—	2.9	2.9

Total debt at September 30, 2016 consisted of the outstanding borrowings under the ABL Facility. Borrowings under the ABL Facility are at variable market interest rates (Level 2 inputs) and accordingly, the carrying amount approximates fair value. Total debt at December 31, 2015 consisted of a $10.0 million variable rate tax-exempt industrial development bond.
The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs.
We do not have any assets or liabilities that are valued using Level 3 unobservable inputs.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 13. SEVERANCE EXPENSE
In the third quarter of 2016, we recorded $1.7 million of severance expense in Selling, general and administrative expenses related to the reorganization of certain administrative functions. This expense includes amounts related to the elimination of six positions, including the Chief Operating Officer position. Severance expense of $1.0 million and $0.7 million was recorded in our Resilient Flooring and Wood Flooring segments, respectively.
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
Effective April 1, 2016, upon separation from AWI, AFI created defined benefit pension and postretirement plans which provide North American employees and retirees who previously participated in the Shared Plans the same defined benefit pension and postretirement benefits that had been previously been provided by AWI. As a result of the Separation, and based on a preliminary analysis provided by our actuaries, AFI assumed defined benefit pension plan assets of approximately $350 million, defined benefit pension benefit obligations of approximately $385 million, defined benefit postretirement benefit obligations of approximately $83 million and accumulated other comprehensive income of approximately $102 million. AFI also retained the AFI Postretirement Plan described above. During the third quarter of 2016, final actuarial analysis determined that AFI will assume $380.9 million of defined benefit plan assets. Actuarial assumptions used for the AFI plans are the same as those used by AWI for the Shared Plans.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)
The following table summarizes our pension and postretirement expense (income).

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
AFI Plans:
Defined benefit pension, U.S.
Service cost	$1.4	$—	$2.9	$—
Interest cost	3.9	—	7.8	—
Expected return on plan assets	(5.8)	—	(11.6)	—
Amortization of prior service cost	0.1	—	0.2	—
Amortization of net actuarial loss	2.6	—	5.1	—
Total, defined benefit pension, U.S.	$2.2	$—	$4.4	$—
Defined benefit pension, Canada
Interest cost	$0.1	$—	$0.3	$—
Expected return on plan assets	(0.2)	—	(0.5)	—
Amortization of net actuarial loss	—	—	0.1	—
Total, defined benefit pension, Canada	$(0.1)	$—	$(0.1)	$—
Defined benefit postretirement, U.S.
Service cost	$—	$—	$0.1	$—
Interest cost	0.9	—	1.8	0.1
Amortization of prior service credits	—	—	(0.1)	—
Amortization of net actuarial gains	(1.0)	—	(2.1)	—
Total defined benefit postretirement, U.S.	$(0.1)	$—	$(0.3)	$0.1
Shared Plans:
Defined benefit pension, U.S.	$—	$4.8	$2.2	$11.1
Defined benefit pension, Canada	—	0.1	0.1	0.3
Defined benefit postretirement, U.S.	—	0.2	(0.3)	0.5
Excluded from net periodic pension costs in the Canadian defined benefit pension table above were $0.2 million and $0.3 million of settlement charges recorded in the three and nine months ended September 30, 2016, respectively.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. STOCK-BASED COMPENSATION (continued)
In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (the "2016 LTIP Plan") and the Armstrong Flooring, Inc. 2016 Directors' Stock Unit Plan (the "2016 Directors' Plan"), which collectively comprise a new compensation program that allows for the grant to certain employees and non-employee directors of AFI different forms of benefits, including performance stock awards ("PSAs"), PSUs, and RSUs. AFI's Board of Directors (the "Board") authorized 5,500,000 shares of common stock that may be issued pursuant to the 2016 LTIP Plan and 500,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan.

New Awards:

On April 11, 2016, the Management Development and Compensation Committee (the "Committee") of the Board granted the following awards under the 2016 LTIP Plan and the 2016 Directors' Plan:

PSAs: Long-term incentive awards in the form of PSAs were granted to the Company’s key executive employees. In total, five executives received these awards. The PSAs are shares of restricted Company common stock that vest based on the achievement of certain performance conditions. The performance condition for 75.0% of the awards is based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. The PSAs are also indexed to the achievement of specified levels of absolute total shareholder return. If the performance conditions are met, the awards vest at the conclusion of the performance period on December 31, 2018.

Compensation expense related to the PSAs was estimated using a grant date fair value based on the following assumptions:

Risk-free rate of return	0.8%
Expected volatility	36.2%
Dividend yield	—
Grant date stock price	$13.51

PSUs: PSUs were granted to certain management employees of the Company. The PSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the performance period if the associated performance conditions are achieved. The performance condition for 75.0% of the awards is based on EBITDA. The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. If the performance conditions are met, the awards vest at the conclusion of the performance period on December 31, 2018.

RSUs: RSUs were granted to certain management employees of the Company. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the performance period. There are no performance conditions associated with these awards. Vesting occurs with one third of the awards vesting at the end of one, two and three years from date of grant.

Director Awards: RSUs were granted to our non-employee directors under the 2016 Directors' Plan. These awards vest in approximately one year, and any dividends paid prior to vesting are forfeitable if the award does not vest.

The number of and grant date fair value of each award type granted in April 2016 under the 2016 LTIP Plan and the 2016 Directors' Plan (collectively, the "2016 Grant") is shown in the following table:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. STOCK-BASED COMPENSATION (continued)

Award Type	Number Granted	Grant Date Fair Value	Plan
PSA	703,126	$12.44	2016 LTIP Plan
PSU	227,398	13.51	2016 LTIP Plan
RSU	118,033	13.51	2016 LTIP Plan
Director RSU	70,804	13.51	2016 Directors' Plan

As of September 30, 2016, $10.2 million of total unrecognized compensation expense related to the 2016 Grant is expected to be recognized over a weighted average period of 2.2 years.

Modified Awards:

Upon the Separation, in accordance with the Employee Matters Agreement between AFI and AWI, certain executives, employees and non-employee directors were entitled to receive equity compensation awards of AFI in replacement of previously outstanding awards granted prior to the Separation under various AWI stock incentive plans. These awards included stock options, PSUs, and RSUs. In connection with the Spin-off, these awards were converted into new AFI equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off on April 1, 2016. The modification did not result in a change to the value of the awards. Therefore, no additional compensation expense related to the award modification was recorded. The terms and conditions of the AWI awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion.

Stock Options: The following table summarizes information about AFI's modified stock options at September 30, 2016:

	Number of Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (dollars in millions)
Outstanding	665,475	$12.90	6.1	$4.0
Exercisable	590,703	12.69	6.0	3.7

PSUs: The modified PSUs were initially issued with performance conditions based on AWI's results. At modification, two of the three years of performance had occurred. For the third year, which occurred after Separation, AWI performance was assumed to be at the target level for purposes of award payout.

As of September 30, 2016, $2.4 million of total unrecognized compensation expense related to our modified awards is expected to be recognized over a weighted average period of 1.3 years.

Total Awards:

Total stock-based compensation expense included in the Condensed Consolidated Statements of Operations and Comprehensive Income and the related tax effects are presented in the table below:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 15. STOCK-BASED COMPENSATION (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Stock-based compensation expense	$1.7	$1.7	$4.7	$5.2
Income tax benefit	0.7	0.7	1.8	1.9

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The balance of each component of AOCI, net of tax, is presented in the table below.

	As of
(Dollars in millions)	September 30, 2016	December 31, 2015
Foreign currency translation adjustments	$2.1	$0.1
Derivative (loss) gain, net	(0.1)	2.3
Pension and postretirement adjustments	(61.0)	(0.4)
Accumulated other comprehensive (loss) income	$(59.0)	$2.0
The following table summarizes the activity, by component, related to the change in AOCI.

(Dollars in millions)	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Net transfer from AWI	8.6	(0.2)	(62.6)	(54.2)
Other comprehensive (loss) before reclassifications, net of tax	(6.6)	(1.3)	(0.1)	(8.0)
Amounts reclassified from accumulated other comprehensive income	—	(0.9)	2.1	1.2
Net current period other comprehensive (loss) income	(6.6)	(2.2)	2.0	(6.8)
Balance, September 30, 2016	$2.1	$(0.1)	$(61.0)	$(59.0)

Balance, December 31, 2014	$12.2	$1.7	$(0.2)	$13.7
Other comprehensive (loss) income before reclassifications, net of tax	(12.2)	4.2	—	(8.0)
Amounts reclassified from accumulated other comprehensive income	—	(2.8)	—	(2.8)
Net current period other comprehensive (loss) income	(12.2)	1.4	—	(10.8)
Balance, September 30, 2015	$—	$3.1	$(0.2)	$2.9

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 16. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME (continued)
The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Affected Line Item
Derivative Adjustments:
Foreign exchange contracts - purchases	$0.2	$0.6	Cost of goods sold
Foreign exchange contracts - sales	(1.6)	(3.4)	Net sales
Total expense before tax	(1.4)	(2.8)
Tax impact	0.5	—	Income tax expense
Total expense, net of tax	(0.9)	(2.8)
Pension and Postretirement Adjustments:
Prior service cost amortization	0.1	—	Selling, general and administrative expenses
Amortization of net actuarial loss	1.3	—	Cost of goods sold
Amortization of net actuarial loss	1.8	—	Selling, general and administrative expenses
Total expense before tax	3.2	—
Tax impact	(1.1)	—	Income tax expense
Total expense, net of tax	2.1	—
Total reclassifications for the period	$1.2	$(2.8)
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
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and dimensions, as well as related accessories. Virtually all of our Wood Flooring sales are in North America. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and specified regional and national builders.
Segment operating income is the measure of segment profit reviewed by our Chief Operating Decision Maker. The sum of the segments’ operating income equals the total combined operating income as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 17. SEGMENT INFORMATION (continued)
The following tables summarize segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2016	2015	2016	2015
Net sales to external customers
Resilient Flooring	$190.2	$192.1	$548.8	$548.8
Wood Flooring	123.2	130.5	372.7	359.8
Total net sales to external customers	$313.4	$322.6	$921.5	$908.6

Segment operating income
Resilient Flooring	$11.9	$4.7	$19.9	$20.0
Wood Flooring	2.2	6.9	1.4	2.8
Total operating income	$14.1	$11.6	$21.3	$22.8

	As of
(Dollars in millions)	September 30, 2016	December 31, 2015
Segment assets
Resilient Flooring	$513.4	$539.5
Wood Flooring	339.8	323.9
Unallocated	37.9	—
Total assets	$891.1	$863.4

Unallocated segment assets primarily consist of cash and deferred income taxes.

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
Environmental Sites
In connection with our current or legacy manufacturing operations, or those of former owners, we may from time to time become involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act, and state or

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18. LITIGATION AND RELATED MATTERS (continued)
international Superfund and similar type environmental laws. For those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies, however, we cannot predict with certainty the future identification of or expenditure for any investigation, closure or remediation of any environmental site.
Summary of Financial Position
There were no material liabilities recorded at September 30, 2016 and December 31, 2015 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
The second administrative review period covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). In July 2015, the DOC issued a final “all others” CVD rate of 0.99% and a 13.74% AD rate. The AD rate was determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We, along with other respondents, have filed complaints against DOC challenging the rate in the U.S. Court of International Trade with a decision expected in 2016. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4.6 million, which is recorded in Accounts payable and accrued expenses.
The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May 16, 2016 the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements

NOTE 18. LITIGATION AND RELATED MATTERS (continued)
rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We continue to defend our import practices by pursuing our available legal rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $5.9 million, which is recorded in Accounts payable and accrued expenses.
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
Forward-looking Statements
The discussion and analysis presented below refers to and should be read in conjunction with the Combined Financial Statements, and the unaudited pro forma Combined Financial Statements of AFI as of and for the year ended December 31, 2015, each in our Information Statement, dated March 24, 2016 (the "Information Statement", filed as Exhibit 99.1 to our Current Report on Form 8-K dated March 24, 2016).
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
Overview
AFI is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim, with over 90% of our sales occurring in North America, based on the selling location. As of September 30, 2016, we operated 17 manufacturing plants in three countries, including 14 plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.
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
Revenues:
Resilient Flooring segment:  Our business operates in a competitive environment across all our product categories, and excess capacity exists in much of the industry.  Recently, we have seen efforts by various competitors to price aggressively as a means to gain market share.
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

LVT is a relatively new product form in North America, and consumer interest has been high given its attractive visuals and performance characteristics.  We expect market growth rates will continue to be in the double-digits and, accordingly, we have invested heavily in this product category, as have our competitors.  We believe growth will come partially at the expense of other product categories in both the soft and hard surface flooring markets.
Wood Flooring segment:   Our product offerings include both solid and engineered wood flooring products.  We have continued to see increased penetration in the new construction and remodeling sectors for hardwood flooring, primarily related to engineered wood products. We have also experienced increased competition from imported products resulting in both volume and pricing pressure.
Operating Expenses:

Resilient Flooring segment:  We began producing LVT at our Lancaster, PA plant in the fourth quarter of 2015.  As we ramp up production to expected operating levels, our initial unit costs have been higher than our expected steady-state costs. Additionally, we have seen a steady decline in the cost of our primary production materials over the past several quarters.
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
Recent Developments
Separation and Distribution
On April 1, 2016, AWI, a Pennsylvania corporation, separated AWI’s Resilient Flooring and Wood Flooring segments from its Ceilings segment (the "Separation"). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AWI and AFI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business. On the distribution date, each holder of AWI common stock received one share of AFI's common stock for every two shares of AWI's common stock held on the record date.
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

Results of Operations
For the three months ended September 30, 2016, net sales decreased by $9.2 million or 2.9% and operating income increased by $2.5 million. The decrease in net sales reflected lower net sales for both the Wood Flooring and the Resilient Flooring segments. The increase in operating income primarily reflected lower manufacturing and input costs and lower selling, general and administrative expenses ("SG&A"), which were partially offset by severance expenses.
For the nine months ended September 30, 2016, net sales increased by $12.9 million or 1.4% and operating income decreased by $1.5 million. The increase in net sales reflected higher volume in our Wood Flooring segment. The decrease in operating income primarily reflected the higher SG&A including severance expenses and the impact of new duty rates related to prior years' imports of multilayered wood flooring from China. See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements for further information related to multilayered wood flooring duties.
Below is a summary of comparative results of operations for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(Dollars in millions)	2016	2015	$	%	2016	2015	$	%
Net sales	$313.4	$322.6	$(9.2)	(2.9)%	$921.5	$908.6	$12.9	1.4%
Cost of goods sold	245.5	256.9	(11.4)	(4.5)%	743.2	735.0	8.2	1.1%
Gross profit	67.9	65.7	2.2	3.4%	178.3	173.6	4.7	2.7%
Selling, general and administrative expenses	53.8	54.1	(0.3)	(0.5)%	157.0	150.8	6.2	4.1%
Operating income	14.1	11.6	2.5	21.9%	21.3	22.8	(1.5)	(6.5)%
Interest expense	0.6	—	0.6		1.3	—	1.3
Other expense, net	0.3	2.2	(1.9)		2.1	2.1	—
Income from continuing operations before income taxes	13.2	9.4	3.8		17.9	20.7	(2.8)
Income tax expense	4.9	1.6	3.3		8.2	8.0	0.2
Income from continuing operations	8.3	7.8	0.5		9.7	12.7	(3.0)
Gain on disposal of discontinued operations, net of tax	—	1.1	(1.1)		1.7	43.4	(41.7)
Net income	$8.3	$8.9	$(0.6)		$11.4	$56.1	$(44.7)

Three months ended September 30, 2016 compared to September 30, 2015
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2016	2015	$	%	Price	Volume	Mix	Currency/Other
Resilient Flooring	$190.2	$192.1	(1.9)	(1.0)%	(2.0)	(3.4)	4.8	(0.4)
Wood Flooring	123.2	130.5	(7.3)	(5.5)%	(0.2)	(3.3)	(1.9)	(0.1)
Total	$313.4	$322.6	(9.2)	(2.9)%
In our Resilient Flooring segment, net sales for the three months ended September 30, 2016 decreased compared to the three months ended September 30, 2015 due to lower volume and price and the unfavorable effects of foreign currency, partially offset by favorable mix. Lower price reflected continued competitive pressure. Lower volume reflected weakness in the markets for commercial vinyl tile and for resilient sheet products in both the commercial and residential markets. Favorable mix reflected an increased proportion of net sales from our LVT products versus other products in our portfolio as consumer preferences continue to shift from other flooring types to LVT.
In our Wood Flooring segment, net sales for the three months ended September 30, 2016 decreased primarily due to lower volume and unfavorable mix. Lower volume primarily reflected reductions in inventory levels of two large retail customers. Unfavorable mix reflected a higher proportion of sales from base-grade engineered wood products versus premium wood products.

Operating Income

Operating income by segment is shown in the table below:

	Three Months Ended September 30,

(Dollars in millions)	2016	2015	Change
Resilient Flooring	$11.9	$4.7	$7.2
Wood Flooring	2.2	6.9	(4.7)
Total	$14.1	$11.6	$2.5

In our Resilient Flooring segment, operating income for the three months ended September 30, 2016 increased due to lower input and manufacturing costs and lower SG&A expense, partially offset by the impact of lower net sales as described above and continued ramp-up costs associated with our Lancaster, PA LVT operation. Lower SG&A expenses primarily reflected lower general and administrative expenses, partially offset by higher selling expenses.

In our Wood Flooring segment, operating income for the three months ended September 30, 2016 decreased due to lower net sales as described above and higher input costs as raw lumber costs continued to increase in 2016, exceeding prior year lumber costs for the first time this year. In addition, SG&A expenses increased as higher G&A expenses more than offset lower selling expenses.

Other expense, net: Other expense, net of $0.3 million and $2.2 million for the three months ended September 30, 2016 and 2015, respectively, primarily resulted from unrealized losses on remeasurement of unhedged cross-currency intercompany loans.

Income tax expense: Income tax expense was $4.9 million and $1.6 million for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate was 37.1% and 17.0% for the three months ended September 30, 2016 and 2015, respectively. The effective tax rate for the three months ended September 30, 2016 was higher versus the comparable period in 2015 primarily due to AFI operating as a part of AWI prior to April 1, 2016 and the geographic distribution of earnings.
Nine months ended September 30, 2016 compared to September 30, 2015
Net sales by segment are shown in the table below:

	Nine Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2016	2015	$	%	Price	Volume	Mix	Currency/Other
Resilient Flooring	$548.8	$548.8	$—	—%	(1.8)	(0.3)	2.8	(0.7)
Wood Flooring	372.7	359.8	12.9	3.6%	(2.2)	7.9	(1.8)	(0.3)
Total	$921.5	$908.6	$12.9	1.4%
In our Resilient Flooring segment, net sales for the nine months ended September 30, 2016 were flat compared to the nine months ended September 30, 2015 with favorable mix fully offset by lower price and volume and the unfavorable effect of foreign currency. Favorable mix reflected growth from our LVT products, partially offset by unfavorable mix in other product categories. We experienced continued competitive pressure and lower prices across our product categories.

In our Wood Flooring segment, net sales for the nine months ended September 30, 2016 increased compared to the nine months ended September 30, 2015 on significantly higher volume, partially offset by lower prices and unfavorable mix. The hardwood market, particularly engineered wood products, saw increased penetration in the new construction and remodeling sectors. Higher volume also reflected inventory build by large retail customers. In addition, volume was aided by targeted pricing actions on solid and engineered wood product and the recovery from engineered wood product production issues, which began in the first quarter of 2015. Unfavorable mix primarily reflected increased sales of lower-priced engineered wood products and a degradation of the product mix to a strategic retail customer.
Operating Income

	Nine Months Ended September 30,
(Dollars in millions)	2016	2015	Change
Resilient Flooring	$19.9	$20.0	$(0.1)
Wood Flooring	1.4	2.8	(1.4)
Total	$21.3	$22.8	$(1.5)
In our Resilient Flooring segment, operating income for the nine months ended September 30, 2016 was flat compared to the nine months ended September 30, 2015 as the negative margin impact from lower price, continued ramp-up costs associated with our Lancaster, PA LVT operation, and higher SG&A expenses were fully offset by lower input and non-LVT manufacturing costs.

In our Wood Flooring segment, operating income for the nine months ended September 30, 2016 decreased by $1.4 million compared to the nine months ended September 30, 2015 due to the negative margin impact from price, mix and higher SG&A expense, partially offset by higher volume, and lower manufacturing and input costs. Lower input costs were net of $2.5 million of expense from new duty expenses related to prior years’ imports of multilayered wood flooring from China compared to the year ago period.

Other expense, net: Other expense, net of $2.1 million for both the nine months ended September 30, 2016 and 2015, primarily resulted from the translation of unhedged cross-currency intercompany loans.

Income tax expense: For the nine months ended September 30, 2016, income tax expense was $8.2 million compared to income tax expense of $8.0 million for the nine months ended September 30, 2015. The effective tax rates were 45.8% and 38.6% for the nine months ended September 30, 2016 and 2015, respectively. The effective tax rate for the nine months of 2016 was higher than the comparable period in 2015 primarily due to AFI operating as a part of AWI prior to April 1, 2016 and the geographic distribution of earnings.

Discontinued operations: For the nine months ended September 30, 2015, discontinued operations included a non-cash income tax benefit of $43.4 million on future pension deductions related to discontinued operations, responsibility for which remained with AWI. See Note 2 of the Notes to Unaudited Condensed Consolidated Financial Statements.

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
AFI does not presently have a plan to pay cash dividends on its common stock. Instead, AFI currently intends to reinvest any future available earnings and cash flow into the business. The payment of cash dividends, if any, on our common stock will rest solely within the discretion of the Board and will depend, among other things, upon AFI’s earnings, capital requirements, financial condition, legal requirements, regulatory constraints, covenants associated with certain of AFI’s debt service obligations, industry practice, and other relevant factors as determined by the Board.
Cash and cash equivalents totaled $32.2 million as of September 30, 2016 of which $13.5 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended September 30,
	2016	2015
Cash provided by operating activities	$55.2	$42.9
Cash used for investing activities	(27.5)	(33.4)
Cash provided (used) by financing activities	4.4	(9.5)

Cash provided by operating activities
Operating activities for the nine months ended September 30, 2016 and 2015 generated $55.2 million and $42.9 million of cash, respectively. Cash was generated through earnings exclusive of net non-cash expenses, primarily depreciation and amortization, pension, stock-based compensation and deferred income taxes, and through changes in working capital.
Cash used for investing activities
Net cash used for investing activities was $27.5 million and $33.4 million for the nine months ended September 30, 2016 and 2015, respectively, primarily reflecting purchases of property, plant and equipment. During the nine months ended September 30, 2015, purchases of property, plant and equipment included significant expenditures related to the expansion of our Lancaster, PA resilient flooring plant to include the manufacture of LVT.
Cash provided by (used for) financing activities
Net cash provided by financing activities was $4.4 million for the nine months ended September 30, 2016 and net cash used by financing activities was 9.5 million for the nine months ended September 30, 2015. Cash provided in the first nine months of 2016 primarily reflected proceeds from debt and net transfers from AWI, partially offset by payments of debt and the payment of a distribution to AWI at Separation. Cash used in the first nine months of 2015 represented net transfers to AWI.
Debt
On April 1, 2016, AFI entered into a $225 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”) and borrowed $100 million under the ABL Facility. AFI used $50 million of the proceeds to fund a cash distribution to AWI and in August 2016, the Company repaid $90 million of the borrowings outstanding. As of September 30, 2016, the debt outstanding under the ABL Facility was $10.0 million and outstanding letters of credit were
$1.8 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly owned domestic subsidiaries. The ABL Facility includes a $50 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or LIBOR plus an applicable margin, which varies according to average excess credit availability and is currently 1.5%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.375%. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate.
As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a variable rate tax-exempt industrial development bond that financed the construction of a Wood Flooring plant in Somerset, Kentucky, which was repaid during the first quarter of 2016.
Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of September 30, 2016, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant is not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.
Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.
Contractual Obligations
Our contractual obligations at September 30, 2016 did not significantly change from the contractual obligations previously disclosed at December 31, 2015, except for the obligations summarized below:
ABL Facility: On April 1, 2016, AFI entered into a $225 million ABL Facility, which matures on April 1, 2021. As of September 30, 2016, there was $10 million outstanding under the ABL Facility.
Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or LIBOR plus an applicable margin, which varies according to average excess credit availability and is currently 1.5%. Additionally, we are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.375%. Outstanding letters of credit issued under the ABL Facility are subject to fees which are due quarterly in arrears based on an adjusted base rate.
Interest payments and commitment fees on our outstanding borrowings under the ABL as of September 30, 2016 are expected to be $0.3 million for the remainder of 2016, $1.1 million per annum for each of the years 2017 - 2020, and $0.3 million in 2021, assuming our current rate of borrowings.
Campus Lease: Under the Campus Lease Agreement, AFI leased certain portions of the AWI’s campus for use as AFI's corporate headquarters. The campus lease agreement provides for an initial term of five years which began on April 1, 2016. Minimum rent expense is expected to be approximately $1.4 million for the fourth quarter of 2016, $5.6 million per annum for the years 2017 - 2020, and $1.4 million in 2021, notwithstanding any renewals or additional charges.
Recent Accounting Pronouncements
See Note 1 of the Notes to Unaudited Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our Information Statement.
We are subject to interest rate market risk in connection with our ABL Facility.  As of September 30, 2016, our ABL Facility provided variable rate borrowings of up to $223.2 million, net of $1.8 million of letters of credit.  Our ABL Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin.  An assumed 25 basis point change in interest rates would change interest expense on our ABL Facility by $0.6 million if fully drawn and outstanding for the entire year.
Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of September 30, 2016, the company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(f) and 15d- 15(f) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

Prior to the Separation, the Company relied on the controls and resources of AWI for internal control over financial reporting. On April 1, 2016, in connection with the Separation and Distribution, the Company and AWI entered into a Transition Services Agreement (the “TSA”), under which, on an interim and transitional basis, AWI will provide various services to the Company. In addition, and as a result of the Spin-Off, planned staffing changes resulted in the transition of responsibilities to certain individuals responsible for executing internal controls. At Separation, we adopted AWI’s policies and are reviewing and revising them as needed to reflect our status as a separate public company.

No other material change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 18 of the Notes to Unaudited Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our Information Statement.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	November 10, 2016

By:	/s/ John W. Thompson

John W. Thompson
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	November 10, 2016

By:	/s/ Kimberly Z. Boscan

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

10.8
Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 4, 2016).*

10.9
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow.*† (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.10
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA.*† (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.11
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Free Cash Flow (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.12
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - EBITDA(incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).

10.13
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash.(incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).

10.14
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.15
Form of 2016 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.16
Form of 2016 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash(incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.17
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 4, 2016).*

10.18
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).*

10.19
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.20
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.21
Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.22
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.23
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.24
Form of Severance Agreement between David S. Schulz and Armstrong World Industries, Inc. (incorporated by reference to Exhibit 10.3 to Armstrong World Industries, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2015).*

10.25	Schedule of Parties to Indemnification Agreement. †

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.