Form 10-K
period 2016-12-31
Armstrong Flooring, Inc.
filed 2017-03-06
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware	47-4303305
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer Identification number)

2500 Columbia Avenue, PO Box 3025, Lancaster, Pennsylvania 17604
(Address of principal executive offices)

(717) 672-9611
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of exchange on which registered
Common Stock, $0.0001 par value	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐ No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes   ☐ No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes   ☑ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The aggregate market value of the Common Stock of Armstrong Flooring, Inc. held by non-affiliates based on the closing price ($16.95 per share) on the New York Stock Exchange (trading symbol AFI) as of June 30, 2016 was approximately $389.3 million. As of February 27, 2017 the number of shares outstanding of registrant’s Common Stock was 27,929,606.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Armstrong Flooring, Inc.’s definitive Proxy Statement for use in connection with its 2017 annual meeting of stockholders, to be filed no later than May 1, 2017 (120 days after the last day of our 2016 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results, and our ability to increase revenues, earnings and EBITDA (as such terms are defined by documents incorporated by reference herein). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions;

•	construction activity;

•	competition;

•	key customers;

•	availability and costs of raw materials and energy;

•	recent plant construction;

•	international operations;

•	intellectual property rights;

•	costs savings and productivity initiatives;

•	strategic transactions;

•	labor;

•	information systems;

•	claims and litigation;

•	defined-benefit plan obligations;

•	liquidity;

•	debt covenants;

•	debt;

•	negative tax consequences;

•	outsourcing;

•	environmental matters; and

•
other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Form 10-K and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I
Item 1. Business

Armstrong Flooring, Inc. ("AFI" or the "Company") is a Delaware corporation incorporated in 2015. When we refer to "AFI," "the Company," "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc. and its consolidated subsidiaries.

We are a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim.
On April 1, 2016, we became an independent company as a result of the separation by Armstrong World Industries, Inc. ("AWI"), a Pennsylvania corporation, of its Resilient Flooring and Wood Flooring segments from its Building Products ("Ceiling") segment (the "Separation"). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business.
Reportable Segments

We operate two business segments—Resilient Flooring and Wood Flooring.
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and luxury vinyl tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, and linoleum products, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, flooring contractors and to the manufactured homes industry, and secured specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and dimensions, as well as related accessories. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers, and flooring contractors, and through secured specifications with regional and national builders. When market conditions and available capacity warrant, we also provide products on an OEM basis to other flooring companies.

See Note 3 to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-K for financial information on our segments.

Products and Markets

We hold leadership or significant market share positions in the product categories and markets in which we operate. We compete in the wood and resilient flooring market in North America and the Pacific Rim. The majority of our sales are in North America, where we serve both commercial and residential markets. In the Pacific Rim, we are principally focused on commercial markets. Virtually all of our Wood Flooring segment sales are in North America, as these products predominantly serve the residential market.

The major markets in which we compete are:

North American Residential — Our Resilient Flooring and Wood Flooring segments sell products for use in single and multi-family housing. Homeowners, contractors, builders, and property management firms can choose from our innovative resilient and wood flooring products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, stone and ceramic products, which we do not offer.

Our products are used in new home construction and existing home renovation work. Industry analysts estimate that existing home renovation (also known as replacement/remodel) work represents a majority of the total North American residential market opportunity. We monitor key U.S. statistics including existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence. We believe there is some longer-term correlation between these statistics and our revenue after reflecting a lag period of several months between a change in these indicators and our operating results. However, we believe that consumers’ preferences for product type, style, color, availability and affordability also significantly affect our revenue. Further, changes in inventory levels and/or product focus at national home centers and independent wholesale flooring distributors can significantly affect our revenue.

North American Commercial — Our products, primarily resilient flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Industry analysts estimate that renovation work represents the majority of the total North American commercial market opportunity. Most of our revenue comes from four major segments of commercial building – education, healthcare, retail and office. We monitor U.S. construction starts and follow project activity. Our revenue from new construction can lag behind construction starts by as much as twenty-four months given that the installation of flooring typically occurs later in the construction process. We also monitor office vacancy rates, architectural activity, GDP and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction. We also believe that consumer preferences for product type, style, color, availability and affordability also significantly affect our revenue.

Outside of North America — We also serve commercial markets in the Pacific Rim region with over 80% of the sales in this region coming from China and Australia. The commercial segments we serve are similar to the North American market (office, education, retail, and healthcare). However there is a higher penetration of resilient flooring in the hospitality (retail) and office segments in China than we see in North America. For the countries where we have significant revenue, we monitor various national statistics (such as GDP) as well as construction data (starts and project-related information).

LVT Investment — LVT represents the fastest growing resilient flooring product category. Through the utilization of advanced printing and embossing technology, LVT enables attractive designs emulating wood and stone visuals combined with the durability associated with vinyl tile products. In addition, LVT offers a wide variety of installation options for the professional and do-it-yourself installer, with an enhanced ease of installation when compared to other products such as wood or ceramic tile, and this can be seen with the growing popularity of floating LVT floors. The largest market for LVT is North America. Historically, this market has been largely served by imported product manufactured in the Pacific Rim. We completed construction of an expansion to our Lancaster, Pennsylvania plant to add LVT manufacturing capacity.

The following table provides an estimate of our segments’ 2016 net sales, by major markets.

	(Estimated percentages of individual segment's sales)
	North American Residential		North American Commercial		Outside of North America
	New	Renovation	New	Renovation	New	Renovation	Total
Resilient Flooring	5%	40%	5%	35%	10%	5%	100%
Wood Flooring	40%	60%	—	—	—	—	100%

Management has estimated the above data as the end use of our products is not easily determinable.

Geographic Areas

See Note 3 to the Consolidated Financial Statements for additional financial information by geographic areas.

Customers

We use our reputation, capabilities, service and brand recognition to develop long-standing relationships with our customers. We principally sell products through independent wholesale flooring distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the commercial sector, we also have important relationships with subcontractors’ alliances, large architect and design firms, and major facility owners in our focus segments. In the North American retail channel, which sells to end-users in the residential and light commercial segments, we have important relationships with national home centers such as The Home Depot, Inc. and Lowe’s Companies, Inc. In the North American residential sector, we also have important relationships with major home builders and retail buying groups. Additionally, when market conditions and available capacity warrant, we also provide product on an OEM basis to other flooring companies.

Approximately 55% of our consolidated net sales in 2016 are to distributors. Sales to large home centers account for approximately 25% of our consolidated sales in 2016. Our remaining sales are primarily to other retailers, end-use customers and contractors.

The Home Depot, Inc. and J.J. Haines and Company, Inc. each accounted for 10% or more of our total consolidated net sales in 2016.

Working Capital

We produce goods for inventory and sell on credit to our customers. Our distributors carry inventory as needed to meet local or rapid delivery requirements, which varies across our Wood Flooring and Resilient Flooring segments. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. These practices are typical within the industry. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before price changes are reflected in our results of operations.

Competition

We face strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient, laminate and wood flooring products compete with carpet, stone and ceramic products. There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:

Beaulieu International Group, N.V., Boa-Franc, Inc., Congoleum Corporation, Forbo Holding AG, Gerflor Group, IVC Group, Krono Holding AG, Lauzon Ltd, LG Floors, Mannington Mills, Inc., Mercier Wood Flooring, Inc., Metroflor Corporation, Mirage Hardwood Floors (a division of Boa-Franc Inc.), Mohawk Industries, Inc., Mullican Flooring, L.P., Nora Systems GmbH, Pfleiderer AG, Shaw Industries, Inc., Somerset Hardwood Flooring, and Tarkett AG.

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business. The principal raw materials used in each segment include the following:

Business	Principal Raw Materials
Resilient Flooring	Polyvinylchloride ("PVC") resins and films, plasticizers, fiberglass and felt backings, limestone, pigments, inks and stabilizers
Wood Flooring	Hardwood lumber, veneer, coatings and stains

We also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas, and water.

In general, adequate supplies of raw materials are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers.

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs.

Sourced Products

Some of our products are sourced from third parties. Our primary sourced products include laminate, wood, vinyl sheet, and LVT, as well as installation and maintenance materials and accessories. We purchase some of our sourced products from suppliers that are located outside of the U.S., primarily Asia and Europe. Sales of sourced products represented approximately 20% of our total consolidated revenue in each of 2016, 2015 and 2014.

In general, adequate supplies of sourced products are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers.

Seasonality

Generally, our resilient and wood flooring sales in North America tend to be stronger in the second and third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and education renovations typical during the summer months. We see similar patterns with respect to our sales in the Pacific Rim, though the timing of the Chinese New Year can affect buying behaviors.

Patent and Intellectual Property Rights

Patent protection is important to our business. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within AFI, including those before and after our separation from

AWI, or obtained through acquisitions and licenses. In addition, we benefit from our trade secrets for certain products and processes.

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies. Although we consider that, in the aggregate, our patents, licenses and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret, or any group of related patents or trade secrets.

We own or have a license to use certain trademarks, including, without limitation, Armstrong®, Alterna®, BBT®, BioBased Tile®, Bruce®, Diamond 10™, Dundee®, Excelon®, Imperial®, Initiator™, Inspiring Great Spaces®, Laurel™, Lock&Fold®, Luxe Plank®, Manchester®, Medintech®, Memories™, Natural Creations®, Plano®, Station Square™, StrataMax®, Timberline®, and Vivero™, which are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2016, we had approximately 4,000 full-time and part-time employees worldwide. Approximately 45% of our 2,700 production and maintenance employees are represented by labor unions. As of March 6, 2017, approximately 10% of these 2,700 employees are working under contracts which expire in 2017. We believe that our relations with our employees are satisfactory.

Research and Development

Research and development (“R&D”) activities are important and necessary in helping us improve our products’ competitiveness. Principal R&D functions include the development and improvement of products and manufacturing processes. We spent $12.7 million in 2016, $11.4 million in 2015 and $10.8 million in 2014 on R&D activities worldwide.

Legal and Regulatory Proceedings

AFI’s manufacturing and research facilities are affected by various federal, state and local requirements relating to the discharge of materials and the protection of the environment. We make expenditures necessary for compliance with applicable environmental requirements at each of our operating facilities. These regulatory requirements continually change, therefore we cannot predict with certainty future expenditures associated with compliance with environmental requirements.

We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, distributors, relationships with competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. There were no material liabilities recorded at December 31, 2016 for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 23 to the Consolidated Financial Statements and Risk Factors in this Form 10-K for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

Website

We maintain a website at www.armstrongflooring.com. Information contained on our website is not incorporated into this document. Reference in this Form 10-K to our website is an inactive text reference only. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC. These materials are also available from the SEC’s website at www.sec.gov.

Item 1A. Risk Factors

Worldwide economic conditions could have a material adverse impact on our financial condition, liquidity or results of operations.

Our business is influenced by conditions in domestic and foreign economies, including inflation, deflation, interest rates, availability and cost of capital, consumer spending rates, energy availability and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the continued softness or further deterioration of national and global economic conditions could have a material adverse effect on our financial condition, liquidity or results of operations, including as follows:

•	the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;

•
commercial and residential consumers of our products may postpone spending in response to tighter credit, negative financial news and/or stagnation or further declines in income or asset values, which could have a material adverse impact on the demand for our product;

•
the fair value of the investment funds underlying our defined-benefit pension plans may decline, which could result in negative plan investment performance and additional charges, and may involve significant cash contributions to such plans to meet obligations or regulatory requirements; and

•
our asset impairment assessments and underlying valuation assumptions may change, which could result from changes to estimates of future sales and cash flows that may lead to substantial impairment charges.

Continued or sustained deterioration of economic conditions would likely exacerbate and prolong these adverse effects.

Our business is dependent on construction activity. Downturns in construction activity could adversely affect our financial condition, liquidity or results of operations.

Our business has greater sales opportunities when construction activity is strong and, conversely, has fewer opportunities when such activity declines. The cyclical nature of commercial and residential construction activity, including construction activity funded by the public sector, tends to be influenced by prevailing economic conditions, including the rate of growth in gross domestic product, prevailing interest rates, government spending patterns, business, investor and consumer confidence and other factors beyond our control. Prolonged downturns in construction activity could have a material adverse effect on our financial condition, liquidity or results of operations.

Our markets are highly competitive. Competition can reduce demand for our products or cause us to lower prices. Failure to compete effectively by meeting consumer preferences and maintaining market share could adversely affect our results.

Our markets are highly competitive. Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Failure to compete effectively by meeting consumer preferences and maintaining market share could have a material adverse effect on our financial condition, liquidity or results of operations. Our customers consider our products’ performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets, from residential resilient products to other flooring products, for example, whether for performance or styling preferences or our inability to develop and offer new competitive performance features, could have an adverse effect on our sales. In addition, excess industry capacity for certain products in several geographic markets could lead to industry consolidation and/or increased price competition. We are also subject to potential increased price competition from overseas competitors, which may have lower cost structures.

Sales fluctuations to and changes in our relationships with key customers could have a material adverse effect on our financial condition, liquidity or results of operations.

Some of our business lines and markets are dependent on a few key customers, including independent distributors. We generally do not enter into written or long-term agreements with our independent distributors. The loss, reduction, or fluctuation of sales to one of these major customers, or any adverse change in our business relationship with any one of them, could have a material adverse effect on our financial condition, liquidity or results of operations.

If the availability of raw materials or energy decreases, or the costs increase and we are unable to pass along increased costs, our financial condition, liquidity or results of operations could be adversely affected.

The availability and cost of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials and hardwood lumber in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. Limited availability could cause us to reformulate products or limit our production. Decreased access to raw materials and energy or significant increased cost to purchase these items and any corresponding inability to pass along such costs through price increases could have a material adverse effect on our financial condition, liquidity or results of operations.

We may not realize the expected benefits of our recent plant expansion project.

LVT growth is one of our key strategies. We recently completed the construction of an addition to our Lancaster, PA plant to enable us to manufacture LVT in North America. Our inability to achieve the expected competitive advantages and returns from this initiative could adversely affect our financial condition and results of operation.

We are subject to risks associated with our international operations in both established and emerging markets. Legislative, political, regulatory and economic volatility, as well as vulnerability to infrastructure and labor disruptions, could have an adverse effect on our financial condition, liquidity or results of operations.

A portion of our products move in international trade, with approximately 8% of our revenues from operations outside the United States and Canada in 2016. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks. Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, high costs in repatriating profits to the United States from some countries, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

In addition, our international growth strategy depends in part on our ability to expand our operations in certain emerging markets. However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many countries outside of the United States, particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-corruption or anti-bribery laws, which generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws, as well as U.S. and foreign export and trading laws, could subject us to civil and criminal penalties. As we continue to expand our business globally, including in emerging markets, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely affect our business outside the United States and our financial condition, liquidity or results of operations.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our financial condition, liquidity or results of operations.

We rely on our proprietary intellectual property, including numerous patents and registered trademarks, as well as our licensed intellectual property to market, promote and sell our products. We will monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the United States and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. In addition, the laws of some non-United States jurisdictions, particularly those of certain emerging markets, will provide less protection for our proprietary rights than the laws of the United States and present greater risks of counterfeiting and other infringement. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse effect on our financial condition, liquidity or results of operations.

Our cost saving initiatives may not achieve expected savings in our operating costs or improved operating results.

We aggressively look for ways to make our operations more efficient and effective. We reduce, move and expand our plants and operations as needed. Such actions involve substantial planning, often require capital investments and may result in charges for fixed asset impairments or obsolescence and substantial severance costs. Our ability to achieve cost savings and other benefits within expected time frames is subject to many estimates and assumptions. These estimates and assumptions are subject to significant economic, competitive and other uncertainties, some of which are beyond our control. If these estimates and assumptions are incorrect, if we experience delays, or if other unforeseen events occur, our financial condition, liquidity or results of operations could be materially and adversely affected.

We may pursue strategic transactions that could create risks and present unforeseen integration obstacles or costs, any of which could materially adversely affect our financial condition, liquidity or results of operations.

We have evaluated, and expect to continue to evaluate, potential strategic transactions as opportunities arise. We routinely engage in discussions with third parties regarding potential transactions, including joint ventures, which could be significant. Any such strategic transaction involves a number of risks, including potential disruption of our ongoing business and distraction of management, difficulty with integrating or separating personnel and business operations and infrastructure, and increasing or decreasing the scope, geographic diversity and complexity of our operations. Strategic transactions could involve payment by us of a substantial amount of cash, assumption of liabilities and indemnification obligations, regulatory requirements, incurrence of a substantial amount of debt or issuance of a substantial amount of equity. Certain strategic opportunities may not result in the consummation of a transaction or may fail to realize the intended benefits and synergies. If we fail to consummate and integrate our strategic transactions in a timely and cost-effective manner, our financial condition, liquidity or results of operations could be materially and adversely affected.

Increased costs of labor, labor disputes, work stoppages or union organizing activity could delay or impede production and could have a material adverse effect on our financial condition, liquidity or results of operations.

Increased costs of U.S. and international labor, including the costs of employee benefits plans, labor disputes, work stoppages or union organizing activity could delay or impede production and have a material adverse effect on our financial condition, liquidity or results of operations. As the majority of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, we often incur costs attributable to periodic renegotiation of those agreements, which may be difficult to project. We are also subject to the risk that strikes or other conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not currently have union representation. Prolonged negotiations, conflicts or related activities could also lead to costly work stoppages and loss of productivity.

Disruptions to or failures of our various information systems could have an adverse effect on our business.

We rely heavily on our information systems to operate our business activities, including, among other things, purchasing, distribution, inventory management, processing, shipping and receiving, billing and collection, financial reporting and record keeping. We also rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any interruption, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, intentional acts of vandalism, various forms of cybercrimes including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to our reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

Adverse judgments in regulatory actions, product claims, environmental claims and other litigation could be costly. Insurance coverage may not be available or adequate in all circumstances.

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. While we will strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet warranty or contractual requirements, and users could claim to be harmed by use or misuse of our products. These claims could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. They could also result in negative publicity.

In addition, claims and investigations may arise related to patent infringement, distributor relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues, and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we will not be able to predict or, in some cases, control the costs to defend or resolve such claims.

We currently maintain insurance against some, but not all, of these potential claims. In the future, we may not be able to maintain insurance at commercially acceptable premium levels. In addition, the levels of insurance we maintain may not be adequate to fully cover any and all losses or liabilities. If any significant judgment or claim is not fully insured or indemnified against, it could have a material adverse impact. We cannot assure that the outcome of all current or future litigation will not have a material adverse effect on our financial condition, liquidity or results of operations.

Significant changes in factors and assumptions used to measure our defined benefit plan obligations, actual investment returns on pension assets and other factors could negatively impact our operating results and cash flows.

We maintain pension and postretirement plans throughout North America, with the most significant plans located in the U.S. The recognition of costs and liabilities associated with these plans for financial reporting purposes is affected by assumptions made by management and used by actuaries engaged by us to calculate the benefit obligations and the expenses recognized for these plans.

The inputs used in developing the required estimates are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets for the funded plans, and mortality rates and, for postretirement plans, the estimated inflation in health care costs. These assumptions are generally updated annually.

We require a significant amount of liquidity to fund our operations.

Our liquidity needs vary throughout the year. If our business experiences materially negative unforeseen events, we may be unable to generate sufficient cash flow from operations to fund our needs or maintain sufficient liquidity to operate and remain in compliance with our debt covenants, which could result in reduced or delayed planned capital expenditures and other investments and adversely affect our financial condition or results of operations.

Our credit agreement contains a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests.

Our $225 million senior secured asset-based revolving credit facility (the “ABL Facility”) and the underlying credit agreement that governs our indebtedness includes covenants that, among other things, may impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests. These covenants may restrict our ability to:

•	incur additional indebtedness;

•	pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness;

•	make investments, loans, advances and acquisitions;

•	engage in transactions with our affiliates;

•	sell assets, including capital stock of our subsidiaries;

•	consolidate or merge;

•	create liens;

•	change the nature of our business; and

•	enter into sale and lease back transactions.

Under the terms of the ABL Facility, we are required to maintain a specified fixed charge coverage ratio if our borrowings exceed certain levels. Our ability to meet these ratios could be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of the restrictive covenants or ratios would result in a default under the ABL Facility. If any such default occurs, the lenders under the ABL Facility may be able to elect to declare all outstanding borrowings under our facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest. The lenders may also have the right in these circumstances to terminate commitments to provide further borrowings.

Our indebtedness may adversely affect our cash flow and our ability to operate our business, make payments on our indebtedness and declare dividends on our capital stock.

Our level of indebtedness and degree of leverage could:

•	make it more difficult for us to satisfy our obligations with respect to our indebtedness;

•	make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;

•	limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, more able to take advantage of opportunities that our leverage prevents us from exploiting;

•
limit our ability to refinance existing indebtedness or borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;

•	restrict our ability to pay dividends on our capital stock; and

•	adversely affect our credit ratings.

We may also incur additional indebtedness, which could exacerbate the risks described above. In addition, to the extent that our indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase.

Any of the above listed factors could materially adversely affect our financial condition, liquidity or results of operations.

Negative tax consequences can have an unanticipated effect on our financial results.

We are subject to the tax laws of the many jurisdictions in which we operate. The tax laws are complex, and the manner in which they apply to our operations and results is sometimes open to interpretation. Because our income tax expense for any period depends heavily on the mix of income derived from the various taxing jurisdictions, our income tax expense and reported net income may fluctuate significantly, and may be materially different than forecasted or experienced in the past. Our financial condition, liquidity, results of operations or tax liability could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in our overall profitability, changes in tax legislation and rates, changes in the amount of earnings permanently reinvested offshore, the results of examinations of previously filed tax returns, and ongoing assessments of our tax exposures.

Our financial condition, liquidity, results of operations or tax liability could also be adversely affected by changes in the valuation of deferred tax assets and liabilities, as well as changes in tax legislation.

We outsource our information technology infrastructure and certain finance and accounting functions, which makes us more dependent upon third parties.

In an effort to make our finance, accounting and information technology (“IT”), functions more efficient, increase related capabilities, as well as generate cost savings, we outsource certain finance and accounting functions and a significant portion of our IT infrastructure to separate third party service providers. As a result, we rely on third parties to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our suppliers. A failure of our service providers to perform may have a material adverse effect on our financial condition, liquidity or results of operations.

We may be subject to liability under and may make substantial future expenditures to comply with environmental laws and regulations, which could materially adversely affect our financial condition, liquidity or results of operations.

We are involved with environmental investigation and remediation activities for which our ultimate liability may exceed the currently estimated and accrued amounts. It is possible that we could become subject to additional environmental matters and corresponding liabilities in the future. See Note 23 to the Consolidated Financial Statements for further information related to environmental matters.

Our industry has been subject to claims relating to raw materials. We have not received any significant claims involving our raw materials or our product performance; however, product liability insurance coverage may not be available or adequate in all circumstances to cover claims that may arise in the future.

In addition, our operations are subject to various domestic and foreign environmental, health, and safety laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future, and these increased costs may materially adversely affect our financial condition, liquidity or results of operations.

Risks Related to the Separation

We may be unable to achieve some or all of the benefits that we expected to achieve from our separation from AWI.

As an independent, publicly-traded company, we continue to, among other things, focus our financial and operational resources on our specific business, growth profile and strategic priorities, design and implement corporate strategies and policies targeted to our operational focus and strategic priorities, guide our processes and infrastructure to focus on our core strengths, implement and maintain a capital structure designed to meet our specific needs and more effectively respond to industry dynamics, all of which are benefits we expected to achieve from our separation. However, we may be unable to fully achieve some or all of these benefits. If we fail to achieve some or all of the benefits that we expected to achieve as an independent company, or do not achieve them in the time we expected, our business, financial condition and results of operations could be materially and adversely affected.

If the Separation and Distribution fails to qualify as a tax-free transaction for U.S. federal income tax purposes, then we could be subject to significant tax liability or tax indemnity obligations.

AWI received an opinion of AWI’s tax counsel, Skadden, Arps, Slate, Meagher & Flom LLP, on the basis of certain facts, representations, covenants and assumptions set forth in such opinion, substantially to the effect that, for U.S. federal income tax purposes, the Separation and Distribution should qualify as a transaction that generally is tax-free to AWI and AWI’s shareholders, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Internal Revenue Code.

Notwithstanding the tax opinion, the Internal Revenue Service (“IRS”) could determine on audit that the Distribution should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion is not correct or has been violated, or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution, or if the IRS were to disagree with the conclusions of the tax opinion. If the Distribution is ultimately determined to be taxable, the Distribution could be treated as a taxable dividend to shareholders for U.S. federal income tax purposes, and shareholders could incur significant U.S. federal income tax liability. In addition, AWI and/or we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the Tax Matters Agreement that we entered into with AWI, if it is ultimately determined that certain related transactions undertaken in anticipation of the Distribution are taxable.

We agreed to numerous restrictions to preserve the tax-free treatment of the separation transactions in the U.S., which may reduce our strategic and operating flexibility.

To preserve the tax-free treatment to AWI of the Separation and the Distribution, under the Tax Matters Agreement that we entered into with AWI, we may be restricted from taking any action that prevents the Distribution and related transactions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following the Distribution, we are prohibited, except in certain circumstances, from, among other things:

•	entering into any transaction resulting in the acquisition of 35% or more of our stock or substantially all of our assets, whether by merger or otherwise;

•	merging, consolidating, or liquidating;

•	issuing equity securities beyond certain thresholds;

•	repurchasing our capital stock; and

•	ceasing to actively conduct our business.

These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. In addition, under the Tax Matters Agreement, we are required to indemnify AWI against liabilities resulting from certain actions taken after the Distribution that cause the Distribution to be taxable for U.S. federal income tax purposes, even if we did not participate in or otherwise facilitate such actions.

We may fail to perform under various transaction agreements that we executed as part of the Separation or we may fail to have necessary systems and services in place when certain of the transaction agreements expire.

In connection with the Separation, we entered into a Separation and Distribution Agreement with AWI and also entered into various other agreements, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Campus Lease Agreement and Trademark License Agreements. We rely on AWI to satisfy its performance and payment obligations under these agreements. If AWI is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses. If we do not have our own systems and services in place, or if we do not have agreements with other providers of these services once certain transaction agreements expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that AWI currently provides to us. We, however, may not be successful in implementing these systems and services or in transitioning data from AWI’s systems to our own.

We will be required to satisfy certain indemnification obligations to AWI or may not be able to collect on indemnification rights from AWI.

Under the terms of the Separation and Distribution, we will indemnify AWI from and after the Separation and Distribution with respect to (i) all debts, liabilities and obligations allocated or transferred to us in connection with the Separation and Distribution (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the separation and distribution), (ii) any misstatement or omission of a material fact in our Information Statement, dated March 24, 2016, resulting in a misleading statement, (iii) any breach by us of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Campus Lease Agreement or the Trademark License Agreements and (iv) our ownership and operation of our business. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation and Distribution agreement, AWI will indemnify us from and after the Separation and Distribution with respect to (i) all debts, liabilities and obligations allocated to AWI after the Separation and Distribution (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Separation and Distribution), (ii) any breach by AWI of the Separation and Distribution Agreement, the Transition Services Agreement, the Employee Matters Agreement, the Tax

Matters Agreement, the Campus Lease Agreement or the Trademark License Agreements and (iii) AWI’s ownership and operation of its business. Our and AWI’s ability to satisfy these indemnities, if called upon to do so, will depend upon our and AWI’s future financial strength. If we are required to indemnify AWI, or if we are not able to collect on indemnification rights from AWI, our financial condition, liquidity or results of operations could be materially and adversely affected. We cannot determine whether we will have to indemnify AWI, or if AWI will have to indemnify us, for any substantial obligations after the Distribution.

Risks Related to our Common Stock

A stockholder's percentage of ownership in us may be diluted in the future.

A stockholder's percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may be granting to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our board of directors generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions include, among others:

•	the inability of our stockholders to call a special meeting;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board to issue preferred stock without stockholder approval;

•
the initial division of our board of directors into three classes of directors, with each class serving a staggered three-year term, and this classified board provision could have the effect of making the replacement of incumbent directors more time consuming and difficult until we have phased out our staggered board;

•	a provision that directors serving on a classified board may be removed by stockholders only for cause; and

•	the ability of our directors, and not stockholders, to fill vacancies on our board of directors.

In addition, because we are subject to Section 203 of the General Corporation Law of the State of Delaware (the “DGCL”), this provision could also delay or prevent a change in control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our board of directors and by providing our board of directors with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and the provisions could delay or prevent an acquisition that our board of directors determines is not in the best interests of AFI and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

In addition, an acquisition or further issuance of our stock could trigger the application of Section 355(e) of the Internal Revenue Code. Under the Tax Matters Agreement, AFI would be required to indemnify AWI for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change in control that stockholders may consider favorable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our world headquarters is in Lancaster, Pennsylvania. We entered into a lease agreement with AWI under which we lease certain portions of their current headquarters as our corporate headquarters. See Note 22 to the Consolidated Financial Statements for a discussion of the terms of the Campus Lease Agreement.

We produce and market our flooring products and services throughout the world, operating 17 manufacturing plants in three countries. One of our plants is leased and the remaining 16 are owned. We operate 14 plants located throughout the United States.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	9	U.S. (California, Illinois, Mississippi, Oklahoma, and Pennsylvania), China and Australia
Wood Flooring	8	U.S. (Arkansas, Kentucky, Mississippi, Missouri, Pennsylvania, Tennessee and West Virginia)

Our sales and administrative offices are leased and/or owned worldwide, and leased facilities are utilized to supplement our owned warehousing facilities.

Production capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, utilization of our capacity varies periodically depending upon demand for the product that is being manufactured. We believe our facilities are adequate and suitable to support the business. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality and service, and reduce costs.

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFI’s common shares trade on the New York Stock Exchange under the ticker symbol “AFI.” As of February 27, 2017, there were approximately 231 holders of record of AFI’s common stock.

The figures below represent the high and low intra-day sale prices for our common stock for each quarter starting
April 4, 2016, the date on which our common shares began regular-way trading on the New York Stock Exchange.

	2016
	Second	Third	Fourth	Total Year
Price range of common stock - high	$19.95	$20.85	$21.00	$21.00
Price range of common stock - low	$11.77	$16.48	$15.48	$11.77

There were no dividends declared during 2016.

AFI does not presently have a plan to pay cash dividends on its common stock. Payment of cash dividends, if any, on our common stock will rest solely within the discretion of our board of directors and will depend, among other things, upon AFI’s earnings, capital requirements, financial condition, legal requirements, regulatory constraints, covenants associated with certain of AFI’s debt service obligations, industry practice, and other relevant factors as determined by our board of directors.

Issuer Purchases of Equity Securities

The following table includes information about our stock repurchases from April 1, 2016 to December 31, 2016:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares that may yet be Purchased under the Plans or Programs
April 1 - 30, 2016	1,917	$14.56	—	—
May 1 - 31, 2016	470	$14.56	—	—
June 1 - 30, 2016	—	—	—	—
July 1 - 31, 2016	—	—	—	—
August 1 - 31, 2016	1,817	$19.56	—	—
September 1 - 30, 2016	613	$18.64	—	—
October 1 - 31, 2016	10,892	$17.85	—	—
November 1 - 30, 2016	—	—	—	—
December 1 - 31, 2016	13,978	$19.81	—	—
Total	29,687		—	—
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under AWI, which were converted to AFI shares on April 1, 2016.
2 The Company did not have a share buy-back program in 2016.

For more information regarding securities authorized for issuance under our equity compensation plans, see Note 17 to the Consolidated Financial Statements included in this Form 10-K.

Item 6. Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The Consolidated Financial Statements for periods prior to the Separation include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise AFI and may not be indicative of results had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future results of operations, financial position and cash flows.

Amounts have been adjusted to retrospectively apply our change in accounting policy discussed in Note 2 to the Consolidated Financial Statements included in this Form 10-K.

	Year Ended December 31,
(Dollars in millions, except per share data)	2016	2015	2014	2013	2012
Income statement data
Net sales	$1,193.2	$1,188.7	$1,220.4	$1,262.8	$1,209.8
Operating income (loss)	18.9	(14.0)	21.8	63.5	88.5
Income (loss) from continuing operations	7.5	(10.3)	9.5	40.8	54.8
Per common share - basic (1)	$0.27	$(0.37)	$0.34	$1.47	$1.98
Per common share - diluted (1)	0.27	(0.37)	0.34	1.47	1.98
Dividends declared per share of common stock	—	—	—	—	—
Balance sheet data (end of period)
Total assets	$904.4	$870.6	$858.0	$1,022.4	$965.4
Long-term debt	21.2	10.0	10.0	10.0	10.0
_____________
(1) For 2012-2015, basic and diluted earnings (loss) per share were calculated based on 27,738,779 shares of AFI common stock distributed on April 1, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

AFI is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim, with over 90% of our sales occurring in North America, based on the selling location. As of December 31, 2016, we operated 17 manufacturing plants in three countries, including 14 plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

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

The Spin-off was completed pursuant to a Separation and Distribution Agreement and several other agreements with AWI related to the Separation, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on April 4, 2016. These agreements govern the relationship between AFI and AWI following the Separation and provide for the allocation of various assets, liabilities, rights and obligations. These agreements also include arrangements for transition services between AFI and AWI. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Person Transactions — Agreements with AWI” in our Information Statement, dated March 24, 2016.

Our Registration Statement on Form 10 was declared effective by the SEC on March 15, 2016 and our common stock began regular-way trading on the New York Stock Exchange on April 4, 2016 under the symbol AFI.

Factors Affecting Our Business

Net Sales

Overview

Demand for our product is influenced on economic conditions. We closely monitor publicly available macroeconomic trend data that provides insight to commercial and residential market activity; this includes GDP growth indices, the Architecture Billings Index and the Consumer Confidence Index, as well as housing starts and existing home sales. In the U.S., we noted weakness in the healthcare and education markets and improvement in the retail and office markets during 2016. U.S. residential markets continued to show improvement in both builder activity and renovation activity.

Demand for our products is also influenced by consumer preferences. During 2016, we noted continued growth in the demand for luxury vinyl tile (“LVT”) in conjunction with continued decline in the traditional resilient product categories of vinyl composition tile (“VCT”) and vinyl sheet. We also noted growth in the hardwood flooring market, particularly within the engineered wood flooring product category. In addition, our channel partners will raise or lower their inventory positions of our product according to their expectations of market demand and consumer preferences, which will directly affect our sales.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Segments

Resilient Flooring segment — In our Resilient Flooring segment, we compete in both the residential and commercial markets in North America and primarily the commercial market in the Pacific Rim. Our business operates in a competitive environment across all our product categories, and excess capacity exists in much of the industry.  We continue to see efforts by various competitors to price aggressively as a means to gain market share.

We are the largest producer of VCT.  The market for VCT, which is primarily used in commercial environments, is mature, and consumer trends have begun favoring alternate products.  We expect that over time, the VCT category will represent a smaller portion of both the resilient market and our sales. While a smaller component of our sales volume than VCT, similar market pressures exist for our vinyl sheet product categories, which are primarily used in residential applications.

LVT is a relatively new product form in North America, and consumer interest has been high given its attractive visuals and performance characteristics.  We expect LVT growth to continue to exceed the overall flooring market and, accordingly, we have invested heavily in this product category, as have our competitors.  The future growth in LVT is expected to be most significant in the rigid core products, which we currently source from third-party manufacturers. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets, with the largest impacts on the AFI portfolio within the VCT and vinyl sheet categories.

Wood Flooring segment — Our product offerings include both solid and engineered wood flooring products.  We have continued to see increased penetration in the new construction and remodeling sectors for hardwood flooring. We have also experienced continued competition from imported products, primarily engineered wood floors, resulting in price, volume and mix pressure.

Operating Expenses

Our results for periods prior to April 1, 2016 reflect our operating costs as a division of AWI.  As we began operating as a separate public company on April 1, 2016, we experienced and expect to continue to experience higher general and administrative expenses than those incurred as a division of AWI.

Resilient Flooring segment — We experienced declines in the cost of our primary production materials and sourced product costs for most of 2016. Raw material prices started to rise during the fourth quarter of 2016 along with freight and basic energy costs impacting both our manufacturing and sourced finished product costs. We began producing LVT at our Lancaster, PA plant in the fourth quarter of 2015; as we ramp up production to expected operating levels, our unit costs are expected to decline before reaching a steady-state level.

Wood Flooring segment — We purchase a significant amount of green lumber as an input into our hardwood flooring products.  The market for lumber has historically been volatile. For example, we experienced significant declines in lumber costs in 2015 which have begun to reverse in 2016. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before such price changes are reflected in our results of operations.

Change in Accounting Principle

During the fourth quarter of 2016, we changed the method of accounting for our Wood Flooring inventories from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. Comparative financial statements of prior periods have been adjusted to apply the new method retrospectively. See Note 2 to the Consolidated Financial Statements included in this Form 10-K for further discussion of this change.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2016 Compared to 2015

Consolidated Results from Continuing Operations

	Year Ended December 31,
			Change
(Dollars in millions)	2016	2015	$	%
Net sales	$1,193.2	$1,188.7	$4.5	0.4%
Cost of goods sold	963.1	993.0	(29.9)	(3.0)%
Gross profit	230.1	195.7	34.4	17.5%
Selling, general and administrative expenses	211.2	209.7	1.5	0.7%
Operating income (loss)	18.9	(14.0)	32.9	NM
Interest expense	1.5	—	1.5
Other expense, net	5.8	3.6	2.2
Income (loss) from continuing operations before income taxes	11.6	(17.6)	29.2
Income tax expense (benefit)	4.1	(7.3)	11.4
Income (loss) from continuing operations	7.5	(10.3)	17.8
Gain on disposal of discontinued operations, net of tax	1.7	39.9	(38.2)
Net income	$9.2	$29.6	$(20.4)
_____________
NM: not meaningful

For the year ended December 31, 2016, net sales increased by $4.5 million, or 0.4%, and operating income increased by $32.9 million. Excluding the unfavorable impact of foreign exchange, the increase in net sales reflected higher sales in our Wood Flooring segment. The increase in operating income primarily reflected lower raw material costs in our Wood Flooring segment, which resulted from lower purchase prices of lumber for products sold in 2016. The increase in operating income was partially offset by the higher impact from new duty rates related to prior years' imports of multilayered wood flooring from China of $2.6 million, and higher SG&A expenses, including $1.7 million of severance expenses. See Notes 11 and 23 to the Consolidated Financial Statements for further information related to severance expenses and multilayered wood flooring duties, respectively.

Segment Results

Net Sales

Net sales by segment are shown in the table below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2016	2015	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$707.1	$713.3	$(6.2)	(0.9)%	(1.9)	(0.6)	2.4	(0.8)
Wood Flooring	486.1	475.4	10.7	2.3%	(2.6)	6.3	(1.2)	(0.2)
Total	$1,193.2	$1,188.7	$4.5	0.4%	(2.2)	2.2	1.0	(0.6)

Management's Discussion and Analysis of Financial Condition and Results of Operations

In our Resilient Flooring segment, excluding the unfavorable effect of foreign currency, our net sales for the year ended December 31, 2016 were essentially flat compared to the year ended December 31, 2015 with favorable mix offset by lower price and volume. Favorable mix primarily reflected growth from our LVT products, partially offset by unfavorable mix in other product categories. We experienced continued competitive pressure and lower prices across our product categories. Lower volume reflected weakness in both residential and commercial markets for the traditional product categories of vinyl tile and resilient sheet.

In our Wood Flooring segment, net sales for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 on higher volume, partially offset by lower price and unfavorable mix. The hardwood flooring market saw increased penetration in the new construction and remodeling sectors. Higher volume also reflected inventory build by large retail customers. Lower price reflected competitive pricing pressure. Unfavorable mix primarily reflected increased sales of lower-priced engineered wood products.

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Year Ended December 31,
(Dollars in millions)	2016	2015	Change
Resilient Flooring	$15.1	$11.2	$3.9
Wood Flooring	3.8	(25.2)	29.0
Total	$18.9	$(14.0)	$32.9

In our Resilient Flooring segment, operating income for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 as a result of lower input and manufacturing costs and lower SG&A expenses, partially offset by the negative margin impact of price and mix and the continued ramp-up costs associated with our Lancaster, PA LVT operation.

In our Wood Flooring segment, operating income for the year ended December 31, 2016 increased compared to the year ended December 31, 2015 on higher net sales and gross margin. Higher gross margin primarily reflected lower input costs, which were driven by lower prices of lumber purchased late in 2015 and early 2016 on products sold in 2016. Higher SG&A expenses were a partial offset. Lower input costs were net of expenses from new duty rates related to prior years’ imports of multilayered wood flooring from China, which increased $2.6 million compared to prior year.

Other expense, net: Other expense, net of $5.8 million and $3.6 million for the years ended December 31, 2016 and 2015, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Income tax expense: For the year ended December 31, 2016, income tax expense was $4.1 million compared to an income tax benefit of $7.3 million for the year ended December 31, 2015. The effective tax rates were 35.3% and 41.5% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for 2016 was lower than the comparable period in 2015 primarily due to geographic distribution of earnings, lower unbenefitted foreign losses and an increase in a domestic production activities deduction.

Discontinued operations: For the years ended December 31, 2016 and 2015, discontinued operations of $1.7 million and $39.9 million, respectively, reflected non-cash tax benefits for our former European resilient flooring business related to pension expense deductions. See Note 4 to the Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2015 Compared to 2014

Consolidated Results from Continuing Operations

	Year Ended December 31,
			Change
(Dollars in millions)	2015	2014	$	%
Net sales	$1,188.7	$1,220.4	$(31.7)	(2.6)%
Cost of goods sold	993.0	1,010.7	(17.7)	(1.8)%
Gross profit	195.7	209.7	(14.0)	(6.7)%
Selling, general and administrative expenses	209.7	177.1	32.6	18.5%
Intangible asset impairments	—	10.8	(10.8)	NM
Operating income (loss)	(14.0)	21.8	(35.8)	NM
Other expense, net	3.6	4.4	(0.8)
Income (loss) from continuing operations before income taxes	(17.6)	17.4	(35.0)
Income tax expense (benefit)	(7.3)	7.9	(15.2)
Income (loss) from continuing operations	(10.3)	9.5	(19.8)
Net (loss) from discontinued operations, net of tax	—	(25.5)	25.5
Gain (loss) on disposal of discontinued operations, net of tax	39.9	(14.5)	54.4
Net income (loss)	$29.6	$(30.5)	$60.1
_____________
NM: not meaningful

For the year ended December 31, 2015, net sales decreased $31.7 million, or 2.6%, and operating results decreased by $35.8 million. Excluding the unfavorable impact from foreign exchange, the decrease in net sales reflected lower net sales of our Wood Flooring segment. The decline in operating results reflected higher SG&A and the negative margin impact from lower net sales, partially offset by lower input and manufacturing costs. The comparison was also impacted by a $10.0 million non-cash impairment charge recorded in 2014 to reduce the carrying value of our Bruce trademark to its estimated fair value.

Segment Results

Net Sales

Net sales by segment are shown in the table below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2015	2014	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$713.3	$712.3	$1.0	0.1%	(1.0)	4.2	(1.4)	(1.7)
Wood Flooring	475.4	508.1	(32.7)	(6.4)%	(2.2)	(5.6)	2.5	(1.1)
Total	$1,188.7	$1,220.4	$(31.7)	(2.6)%	(1.5)	0.2	0.2	(1.5)

Management's Discussion and Analysis of Financial Condition and Results of Operations

In our Resilient Flooring segment, excluding the unfavorable effect of foreign currency exchange, our net sales for the year ended December 31, 2015 increased compared to the year ended December 31, 2014 due to higher volume partially offset by unfavorable mix and price. Higher volume was experienced in both the residential and commercial product platforms and also benefited from competitive product availability issues.

In our Wood Flooring segment, excluding the unfavorable effect of foreign currency exchange, our net sales for the year ended December 31, 2015 decreased compared to the year ended December 31, 2014 due to lower volume and unfavorable price, partially offset by favorable mix. Lower volume reflected market share losses as a result of capacity issues for our engineered wood products and prior year price and mix optimization actions.

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Year Ended December 31,
(Dollars in millions)	2015	2014	Change
Resilient Flooring	$11.2	$39.0	$(27.8)
Wood Flooring	(25.2)	(17.2)	(8.0)
Total	$(14.0)	$21.8	$(35.8)

In our Resilient Flooring segment, operating income decreased primarily due to higher SG&A expenses and unfavorable price and mix, partially offset by lower manufacturing and input costs and the margin impact of higher volume. The increase in SG&A expenses was primarily related to promotional spending to support go-to-market initiatives and higher employee compensation and benefits. The comparison was also impacted by approximately $6.0 million of charges in 2014 associated with the closure of our Thomastown, Australia resilient flooring plant and by a $2.0 million gain on the sale of the plant in 2015.

In our Wood Flooring segment, the increase in operating loss was driven by the margin impact of lower sales, higher raw material costs, and higher SG&A expenses. Higher raw material costs reflected higher prices of lumber purchased in 2014 and sold as product in 2015, partially offset by lower prices on lumber purchased in 2015 and sold as product in 2015. The comparison was also impacted by $4.0 million of multilayered wood flooring import duties recorded in 2015. Additionally, 2014 included approximately $9.0 million of severance, idle equipment and other charges associated with the closure of our Kunshan, China engineered wood flooring plant, $3.0 million of other idle equipment charges and a non-cash impairment charge of $10.0 million to reduce the carrying value of a Wood Flooring trademark to its estimated fair value.

Other expense, net: Other expense, net of $3.6 million and $4.4 million for the years ended December 31, 2015 and 2014, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Income tax expense: For the year ended December 31, 2015, the income tax benefit was $7.3 million compared to an income tax expense of $7.9 million for the year ended December 31, 2014. The effective tax rate was 41.5% compared to a rate of 45.4% for the years ended December 31, 2015 and 2014, respectively. The effective tax rate for 2015 was lower than 2014 primarily due to geographic distribution of income and lower unbenefitted foreign losses.

Discontinued operations: Net earnings from discontinued operations for the year ended December 31, 2015 primarily reflected a non-cash tax benefit related to pension expense deductions for our former European resilient flooring business. Net earnings from discontinued operations for the year ended December 31, 2014 primarily reflected losses from and upon disposal of our former European resilient flooring business and a cabinets business. See Note 4 to the Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our asset-based revolving credit facility with a five-year maturity ("ABL Facility"), described below. We believe these sources are sufficient to fund our working capital needs, planned capital expenditures and to meet our interest and other contractual obligations in the near term. Our liquidity needs for operations vary throughout the year with the majority of our cash flows generated in the second and third quarters.

Prior to the Separation, deemed transfers of cash to and from AWI’s cash management system were reflected in Net AWI investment in the historical combined financial statements.

Cash and cash equivalents totaled $30.6 million as of December 31, 2016 of which $9.0 million was held in the U.S.

Cash Flows

The table below shows our cash provided (used) by operating, investing and financing activities:

	Year Ended December 31,
(Dollars in millions)	2016	2015	2014
Cash provided by operating activities	$54.0	$52.6	$13.2
Cash used for investing activities	(36.9)	(58.3)	(78.7)
Cash provided by financing activities	14.5	5.7	42.6

Operating activities

Operating activities for 2016 provided $54.0 million of cash. Cash was generated through earnings exclusive of non-cash expenses, primarily depreciation and amortization, partially offset by increased working capital. Increased working capital primarily reflected net changes in inventories and accounts payable and accrued expenses.

Operating activities for 2015 provided $52.6 million of cash. Cash was generated through earnings exclusive of non-cash expenses, primarily depreciation and amortization and deferred income taxes, and by decreased working capital. Decreased working capital primarily reflected changes in accounts payable and accrued expenses and inventories.

Operating activities for 2014 provided $13.2 million of cash. Cash was generated through earnings exclusive of non-cash expenses, primarily depreciation and amortization, deferred income taxes and impairment, partially offset by increases in income taxes payable and working capital. Increased working capital reflected changes in inventories, accounts receivable and accounts payable and accrued expenses.

Investing activities

Net cash used for investing activities of $36.9 million, $58.3 million and $78.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, was primarily due to purchases of property, plant and equipment. Purchases of property, plant and equipment in 2015 and 2014 include significant expenditures related to the expansion of our Lancaster, PA resilient flooring plant to include the manufacture of LVT.

Financing activities

Net cash provided by financing activities was $14.5 million, $5.7 million and $42.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. Cash provided in 2016 primarily reflected proceeds from debt, net

Management's Discussion and Analysis of Financial Condition and Results of Operations

of payments, and transfers from AWI, net of the distribution paid at Separation. Cash provided in 2015 and 2014 represented net transfers from AWI.

Debt

On April 1, 2016, AFI entered into a $225.0 million ABL Facility and borrowed $100.0 million under the ABL Facility. AFI used $50.0 million of the proceeds to fund a cash distribution to AWI. As of December 31, 2016, the debt outstanding under the ABL Facility was $20.0 million and outstanding letters of credit were $1.8 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.

Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and is currently 1.25%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.375%. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate.

As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a variable rate tax-exempt industrial development bond that financed the construction of a Wood Flooring plant in Somerset, Kentucky, which was repaid during the first quarter of 2016.

Debt Covenants

The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of December 31, 2016, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant is not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Contractual Obligations

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts under contractual obligations existing as of December 31, 2016. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that contain variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

Management's Discussion and Analysis of Financial Condition and Results of Operations

(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt	$0.2	$0.2	$0.2	$0.2	$20.3	$0.1	$21.2
Scheduled interest and fee payments (1)	1.3	1.3	1.3	1.3	0.3	—	5.5
Operating lease obligations (2)	8.2	7.7	7.3	6.8	2.4	1.6	34.0
Unconditional purchase obligations (3)	14.5	9.7	4.1	0.8	0.1	—	29.2
Pension contributions (4)	0.2	—	—	—	—	—	0.2
Total contractual obligations	$24.4	$18.9	$12.9	$9.1	$23.1	$1.7	$90.1
_____________
(1) For debt with variable interest rates, we projected future interest payments based on market interest rates and the balance outstanding as of December 31, 2016.
(2) Lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
(3) Unconditional purchase obligations include (a) purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased (“take or pay” contracts) and (b) service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based on usage.
(4) Pension contributions include estimated contributions for our defined-benefit pension plans. We are not presenting estimated payments in the table above beyond 2017 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

The table does not include $5.0 million of unrecognized tax benefits under ASC 740 "Income Taxes." Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 12 to the Consolidated Financial Statements for more information.

This table excludes obligations related to postretirement benefits since we voluntarily provide these benefits. The amount of benefit payments we made in 2016 was $6.7 million. See Note 15 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2018. Had these agreements terminated at December 31, 2016, we would have been obligated to purchase approximately $5.6 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available in the U.S. for use as of December 31, 2016. Letters of credit are currently arranged through AFI’s ABL Facility.

(Dollars in millions)	2017	2018	2019	2020	2021	Thereafter	Total
Other Commercial Commitments
Letters of credit	$1.8	—	—	—	—	—	$1.8

Management's Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Critical Accounting Estimates

In preparing our consolidated financial statements in accordance with U.S. generally accepted accounting principles ("GAAP"), we are required to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis, using relevant internal and external information. We believe that our estimates and assumptions are reasonable. However, actual results may differ from what was estimated and could have a significant impact on the financial statements.

We have identified the following as our critical accounting estimates. We have discussed these critical accounting estimates with our Audit Committee.

U.S. Pension and Postretirement Benefit Costs — We maintain pension and postretirement plans throughout North America, with the most significant plans located in the U.S. Our defined-benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets, mortality rates, and the estimated inflation in health care costs. These assumptions are generally updated annually.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2016, we assumed discount rates of 4.30% for the U.S. defined-benefit pension plans. As of December 31, 2016, we assumed a discount rate of 4.05% for the U.S. postretirement plans. The effects of any change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point decrease in the discount rates for the U.S. pension and postretirement plans would decrease 2017 operating income by $1.4 million and a one-quarter percentage point increase in the discount rates would increase 2017 operating income by $1.3 million.

We manage two U.S. defined-benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 10 to 30 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based on historical information. These forecasted gross returns are reduced by estimated management fees and expenses. The actual gain on plan assets achieved for 2016 was 3.42%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2016 U.S. pension cost was 6.75%. We have assumed a return on plan assets during 2017 of 6.10%. The 2017 expected return on assets was calculated in a manner consistent with 2016. A one-quarter percentage point increase or decrease in the 2017 assumption would increase or decrease 2017 operating income by approximately $0.9 million.

We use the Society of Actuaries RP-2014 Generational Mortality Table with MP-2016 generational projection scales.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The estimated inflation in health care costs represents a 5-10 year view of the expected inflation in our postretirement health care costs. We separately estimate expected health care cost increases for pre-65 retirees and post-65 retirees due to the influence of Medicare coverage at age 65, as illustrated below:

	Assumptions
	Post 65	Pre 65
2016	9.0 - 11.8%	7.5%
2017	8.0 - 9.3%	7.2%

As of December 31, 2016, health care cost increases are estimated to decrease ratably until 2025, after which they are estimated to be constant at 4.5%. A one percentage point increase or decrease in the assumed health care cost trend rate would change 2017 operating income by $0.4 million.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately eight years for our U.S. pension plans and eleven years for our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

See Note 15 to the Consolidated Financial Statements for additional information.

Impairments of Intangible and Tangible Assets — Our non-amortizable intangible assets are primarily trademarks and brand names, with Bruce representing the primary asset, all of which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We conduct our annual impairment test for non-amortizable intangible assets during the fourth quarter, although we would conduct interim impairment tests if events or circumstances indicated potential impairment.

The principal assumptions used in our impairment tests for non-amortizable intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rates are derived from those used in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of capital which we believe reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. Methodologies used for valuing our non-amortizable intangible assets did not change from prior periods.

We review long-lived asset groups, which include amortizable intangible and tangible assets, for impairment when indicators of impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

The revenue and cash flow estimates used in applying our impairment tests are based on management’s analysis of information available at the time of the impairment test. Actual results lower than the estimate could lead to significant future impairments. If future testing indicates that fair values have declined below carrying value, our financial condition and results of operations would be affected.

There were no impairment charges in 2016 or 2015.

In 2014, we recorded a non-cash impairment charge of $10.0 million to reduce the carrying amount of our Bruce trademark to its estimated fair value based on the results of our annual impairment test. The fair value was negatively affected by lower expected sales and profits due to the competitive environment in the U.S. residential housing market. Continued competitive pressure beyond our expectations could lead to future material impairments of the Wood Flooring intangible assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In 2014, we recorded an impairment charge of $11.9 million on the tangible assets of the European resilient flooring business as a result of disappointing operating results. This charge is reflected within Discontinued Operations as we deconsolidated the business in the fourth quarter of 2014. See Note 4 to the Consolidated Financial Statements for further information.

In 2014, we decided to close our resilient flooring plant in Thomastown, Australia and our engineered wood flooring plant in Kunshan, China. During 2014, we recorded $2.2 million in cost of goods sold for accelerated depreciation due to the closure of the Thomastown, Australia plant. We sold the Thomastown, Australia facility in January 2015. During 2014, we also recorded $4.0 million in cost of goods sold for accelerated depreciation due to the closure of the Kunshan, China plant.

During 2014, we disposed of certain idle equipment at five of our wood flooring manufacturing facilities and as a result we recorded a $4.4 million impairment charge in cost of goods sold.

We cannot predict the occurrence of certain events that might lead to material impairment charges in the future. Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial and residential construction industries, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.

See Notes 3 and 9 to the Consolidated Financial Statements for additional information.

Income Taxes — For purposes of our Consolidated Financial Statements, for the periods prior to April 1, 2016, we recorded income tax expense and deferred tax balances as if we filed separate tax returns on a stand-alone basis apart from AWI, which we refer to as the “separate return method.” The separate return method applies the accounting guidance for income taxes to the standalone financial statements as if we were a separate taxpayer and a stand-alone enterprise for the periods presented. The calculation of the provision for income taxes, deferred tax assets and liabilities, valuation allowances against deferred tax assets, and accruals for uncertain tax positions on a separate return basis requires a considerable amount of judgment and use of both estimates and allocations. As a stand-alone entity, our deferred taxes and effective tax rate may differ from those in the historical periods.

Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for net operating loss (“NOL”).

Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date. We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly.

In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income (“FSI”), the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

Management's Discussion and Analysis of Financial Condition and Results of Operations

As further described in Note 12 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2016 includes net deferred income tax assets of $62.7 million. Included in this amount are deferred federal income tax assets for postretirement and postemployment benefits of $33.0 million, foreign NOL deferred tax assets of $20.0 million, and state NOL deferred income tax assets of $6.9 million. We have established valuation allowances in the amount of $28.2 million consisting of $23.3 million for foreign deferred tax assets, primarily foreign operating loss carryovers, and $4.9 million for state deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustments could be material to our Consolidated Financial Statements.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, earnings repatriation plans, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $177.0 million for state income tax purposes during the respective realization periods (ranging from 2017 to 2036) in order to fully realize the net deferred income tax assets.

Our ability to utilize deferred tax assets may be impacted by certain future events, such as changes in tax legislation and insufficient future taxable income prior to expiration of certain deferred tax assets.

We recognize the tax benefits of an uncertain tax position if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

See Note 12 to the Consolidated Financial Statements for additional information.

Stock-based Compensation — We issue stock-based compensation to certain employees and non-employee directors in different forms of benefits, including performance stock awards ("PSAs"), performance stock units ("PSUs"), and restricted stock units ("RSUs"). The following table summarizes the methods and inputs used to value the grants issued in 2016:

	PSAs	PSUs	RSUs
Method	Monte-Carlo simulation	Company stock price on grant date	Company stock price on grant date
Assumptions
Risk-free rate of return (1)	0.8%
Expected volatility (2)	36.2%
Dividend yield (3)	—
Grant date stock price (4)	$13.51	$13.51	$13.51
_____________
(1) Based upon the yield of the zero-coupon U.S. Treasury bill with a remaining term of 2.96 years as of April 11, 2016.
(2) Based on peer volatility since, as of the valuation date, we did not have a sufficient number of trading days to rely on our own trading history.
(3) Based on our dividend policy at grant date.
(4) Based on the closing stock price on the valuation date.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Stock-based compensation is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to unvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. The use of performance conditions requires us to estimate three-year performance targets. Changes in forfeiture and performance estimates impact compensation cost in the period in which the change in estimate occurs. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

See Note 17 to the Consolidated Financial Statements for additional information.

Accounting Pronouncements Effective in Future Periods

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements including the dates, or expected dates, of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risk from changes in foreign currency exchange rates that could impact our results of operations, cash flows and financial condition. We enter into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Forward swap contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Derivative financial instruments are used as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to potential nonperformance on such instruments. Developments in the capital markets are regularly monitored.

We are subject to interest rate market risk in connection with our ABL Facility.  As of December 31, 2016, our ABL Facility provided variable rate borrowings of up to $223.2 million, net of $1.8 million of letters of credit.  Our ABL Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin.  An assumed 25 basis point change in interest rates would change interest expense on our ABL Facility by $0.6 million if fully drawn and outstanding for the entire year.

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better, and counterparty credit default swap levels and credit ratings are monitored on a regular basis, thus reducing the risk of counterparty default. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association, Inc. agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2016, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have credit contingent features; however a default under our ABL Facility would trigger a default under these agreements.

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. AFI enters into foreign currency forward exchange contracts to reduce its remaining exposure. At December 31, 2016, our major foreign currency exposures are to the Canadian Dollar, the Chinese Renminbi, and the Australian Dollar. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2016 levels would increase our forecasted 2017 earnings before income taxes by approximately $2.4 million, including the impact of current foreign currency forward exchange contracts.

The table below details our outstanding currency instruments as of December 31, 2016, all of which mature in 2017.

(Dollars in millions)
On Balance Sheet Foreign Exchange Related Derivatives
Notional amounts	$55.4
Assets at fair value, net	1.6

Item 8. Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Armstrong Flooring, Inc.:

We have audited the accompanying consolidated balance sheets of Armstrong Flooring, Inc. and subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule of valuation and qualifying reserves. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Armstrong Flooring, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, Armstrong Flooring, Inc. and subsidiaries has changed their method of accounting for certain inventories.

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2017

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in millions, except per share data)

	Year Ended December 31,
	2016	2015 As Adjusted (Note 2)	2014 As Adjusted (Note 2)
Net sales	$1,193.2	$1,188.7	$1,220.4
Cost of goods sold	963.1	993.0	1,010.7
Gross profit	230.1	195.7	209.7
Selling, general and administrative expenses	211.2	209.7	177.1
Intangible asset impairments	—	—	10.8
Operating income (loss)	18.9	(14.0)	21.8
Interest expense	1.5	—	—
Other expense, net	5.8	3.6	4.4
Income (loss) from continuing operations before income taxes	11.6	(17.6)	17.4
Income tax expense (benefit)	4.1	(7.3)	7.9
Income (loss) from continuing operations	7.5	(10.3)	9.5
Net (loss) from discontinued operations, net of tax	—	—	(25.5)
Gain (loss) on disposal of discontinued operations, net of tax	1.7	39.9	(14.5)
Net earnings (loss) from discontinued operations	1.7	39.9	(40.0)
Net income (loss)	9.2	29.6	(30.5)
Other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(8.2)	(12.1)	(8.7)
Derivatives (loss) gain	(1.6)	0.6	(1.1)
Pension and postretirement adjustments	2.2	(0.2)	(0.2)
Total other comprehensive (loss)	(7.6)	(11.7)	(10.0)
Total comprehensive income (loss)	$1.6	$17.9	$(40.5)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.27	$(0.37)	$0.34
Basic earnings (loss) per share of common stock from discontinued operations	0.06	1.44	(1.44)
Basic earnings (loss) per share of common stock	$0.33	$1.07	$(1.10)
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.27	$(0.37)	$0.34
Diluted earnings (loss) per share of common stock from discontinued operations	0.06	1.44	(1.44)
Diluted earnings (loss) per share of common stock	$0.33	$1.07	$(1.10)

See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except par value)

	December 31, 2016	December 31, 2015 As Adjusted (Note 2)
Assets
Current assets:
Cash	$30.6	$—
Accounts and notes receivable, net	76.0	72.2
Inventories, net	272.1	253.0
Income tax receivable	2.4	—
Prepaid expenses and other current assets	23.8	31.7
Total current assets	404.9	356.9
Property, plant and equipment, net	445.2	434.5
Prepaid pension costs	0.2	—
Intangible assets, net	42.6	42.6
Deferred income taxes	4.5	23.5
Other non-current assets	7.0	13.1
Total assets	$904.4	$870.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$163.0	$161.0
Income tax payable	0.4	—
Deferred income taxes	—	1.4
Total current liabilities	163.4	162.4
Long-term debt	21.2	10.0
Postretirement benefit liabilities	75.5	3.3
Pension benefit liabilities	1.6	—
Other long-term liabilities	9.1	12.4
Noncurrent income taxes payable	1.7	56.4
Deferred income taxes	8.4	2.1
Total liabilities	280.9	246.6
Stockholders' equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 27,895,671 issued and outstanding	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Additional paid-in capital	673.3	—
Net Armstrong World Industries, Inc. ("AWI") investment, prior to Separation	—	622.0
Retained earnings	10.0	—
Accumulated other comprehensive (loss) income	(59.8)	2.0
Total stockholders' equity	623.5	624.0
Total liabilities and stockholders' equity	$904.4	$870.6
See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions)

			Net AWI Investment As Adjusted (Note 2)	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Common Stock
	Shares	Amount
December 31, 2013	—	—	$553.1	—	$23.7	—	$576.8
Net (loss)	—	—	(30.5)	—	—	—	(30.5)
Net transfers from AWI	—	—	64.7	—	—	—	64.7
Other comprehensive (loss)	—	—	—	—	(10.0)	—	(10.0)
December 31, 2014	—	—	$587.3	—	$13.7	—	$601.0
Net income	—	—	29.6	—	—	—	29.6
Net transfers from AWI	—	—	5.1	—	—	—	5.1
Other comprehensive (loss)	—	—	—	—	(11.7)	—	(11.7)
December 31, 2015	—	—	$622.0	—	$2.0	—	$624.0
Net (loss) income			(0.8)		—	10.0	9.2
Net transfers from AWI	—	—	96.6	—	(54.2)	—	42.4
Cash distribution paid to AWI	—	—	(50.0)	—	—	—	(50.0)
Reclassification of net parent investment to additional paid-in capital	—	—	(667.8)	667.8	—	—	—
Issuance of common stock at separation	27,738,779	—	—	—	—	—	—
Stock-based employee compensation, net	156,892	—	—	5.5	—	—	5.5
Other comprehensive (loss)	—	—	—	—	(7.6)	—	(7.6)
December 31, 2016	27,895,671	—	$—	$673.3	$(59.8)	$10.0	$623.5

See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2016	2015 As Adjusted (Note 2)	2014 As Adjusted (Note 2)
Cash flows from operating activities:
Net income (loss)	$9.2	$29.6	$(30.5)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	46.6	38.1	52.1
Loss on disposal of discontinued operations	—	0.2	3.5
Impairment on assets of discontinued operations	—	—	11.9
Fixed and intangible asset impairments	—	—	15.4
Deferred income taxes	(5.2)	(56.0)	30.4
Stock-based compensation	5.7	—	—
U.S. pension expense	6.5	—	—
Other non-cash adjustments, net	6.0	(3.7)	(2.2)
Changes in operating assets and liabilities:
Receivables	(3.2)	6.5	(11.7)
Inventories	(19.8)	12.1	(18.3)
Accounts payable and accrued expenses	9.9	23.4	(6.0)
Income taxes payable	(0.6)	5.5	(22.5)
Other assets and liabilities	(1.1)	(3.1)	(8.9)
Net cash provided by operating activities	54.0	52.6	13.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(37.6)	(61.6)	(83.3)
Net cash effect related to discontinued operations	—	—	(4.1)
Other investing activities	0.7	3.3	8.7
Net cash used for investing activities	(36.9)	(58.3)	(78.7)
Cash flows from financing activities:
Proceeds from revolving credit facility	110.0	—	—
Payments on revolving credit facility	(90.0)	—	—
Financing costs	(1.4)	—	—
Payments of long-term debt	(10.0)	—	—
Cash distribution paid to AWI	(50.0)	—	—
Proceeds from exercised stock options	0.3	—	—
Proceeds from company owned life insurance loans, net	—	0.4	0.5
Net transfers from AWI	55.6	5.3	42.1
Net cash provided by financing activities	14.5	5.7	42.6
Effect of exchange rate changes on cash and cash equivalents	(1.0)	—	—
Net increase (decrease) in cash and cash equivalents	30.6	—	(22.9)
Cash and cash equivalents at beginning of year	—	—	22.9
Cash and cash equivalents at end of period	$30.6	$—	$—
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$12.9	$3.7	$10.4
Interest paid	1.5	—	—
Income taxes paid, net	8.1	—	—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures funded by capital lease borrowings	$1.2	—	—
See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Background
Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. When we refer to "AFI," "the Company," "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc., a Delaware corporation, and its consolidated subsidiaries.
On April 1, 2016, we became an independent company as a result of the separation by Armstrong World Industries, Inc. ("AWI"), a Pennsylvania corporation, of its Resilient Flooring and Wood Flooring segments from its Building Products ("Ceiling") segment (the "Separation"). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business.
Basis of Presentation
Prior to April 1, 2016, AFI operated as a part of AWI. The financial information for periods prior to April 1, 2016 was prepared on a combined basis from AWI’s historical accounting records and is presented herein on a stand-alone basis as if the operations had been conducted independently of AWI. Beginning April 1, 2016, the financial information was prepared on a consolidated basis. The Consolidated Financial Statements of AFI presented are not indicative of our future performance, and, for periods prior to April 1, 2016, do not necessarily reflect what our historical results of operations, financial position and cash flows would have been if we had operated as a separate, stand-alone entity during all reported periods.
For periods prior to April 1, 2016, AFI was comprised of certain stand-alone legal entities for which discrete financial information was available, as well as portions of legal entities for which discrete financial information was not available ("Shared Entities"). For the Shared Entities for which discrete financial information was not available, such as shared utilities, taxes, and other shared costs, allocation methodologies were applied to allocate amounts to AFI. The Consolidated Statements of Operations and Comprehensive Income (Loss) for these periods include all revenues and costs attributable to AFI, including costs for facilities, functions and services used by AFI. The results of operations for those periods also include allocations of costs for administrative functions and services performed on behalf of AFI by centralized staff groups within AWI, AWI’s general corporate expenses and certain pension and other retirement benefit costs for those periods. All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that AFI management believes are reasonable.
All charges and allocations of cost for facilities, functions and services performed by AWI prior to the Spin-off were deemed paid by AFI to AWI in cash, in the period in which the cost was recorded in the Consolidated Statements of Operations and Comprehensive Income (Loss). Prior to the Spin-off, transactions between AWI and AFI were accounted for through Net AWI investment.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy

The consolidated financial statements and accompanying data in this report include the accounts of AFI and its subsidiaries. All significant intercompany transactions have been eliminated from the Consolidated Financial Statements.

Change in Accounting Principle

During the fourth quarter of 2016, we changed our method of accounting for inventories in our Wood Flooring segment from the last-in, first-out ("LIFO") method to the first-in, first-out ("FIFO") method. As a result of this accounting change, inventories, Net AWI investment, deferred income taxes, net income (loss), basic earnings (loss) per share and diluted earnings (loss) per share, among other reported amounts, have been retrospectively changed.

Use of Estimates

We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("GAAP"), which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. When preparing an estimate, management determines the amount based upon the consideration of relevant internal and external information. Actual results may differ from these estimates.

Reclassifications

Certain amounts in the prior year’s Consolidated Financial Statements and related notes and schedule thereto have been recast to conform to the 2016 presentation. Specifically, we have aggregated certain line items in the Consolidated Statements of Cash Flows that were previously presented in more detail.

Revenue Recognition

We recognize revenue from the sale of products when persuasive evidence of an arrangement exists, title and risk of loss transfers to the customers, prices are fixed and determinable, and it is reasonably assured the related accounts receivable is collectible. Our standard sales terms are primarily Free On Board (“FOB”) shipping point. Our products are sold with normal and customary return provisions. Sales discounts are deducted immediately from the sales invoice. Provisions, which are recorded as a reduction of revenue, are made for the estimated cost of rebates, promotional programs and warranties. We defer recognizing revenue if special sales agreements, established at the time of sale, warrant this treatment.

Sales Incentives

Sales incentives to customers are reflected as a reduction of net sales.

Shipping and Handling Costs

Shipping and handling costs are reflected as a component of cost of goods sold.

Advertising Costs

We recognize advertising expenses as they are incurred.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Pension and Postretirement Benefits

We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. The cost of benefits provided by these plans is recorded in the periods in which employees provide service. The cost of plan amendments that provide for benefits already earned by plan participants is amortized over the expected future working lifetime or the life expectancy of plan participants. A market-related value of plan assets methodology is utilized in the calculation of expected return on assets. The methodology recognizes gains and losses on long duration bonds immediately, while gains and losses on other assets are recognized in the calculation over a five-year period. We use a December 31 measurement date for our pension and postretirement benefit plans.

Taxes

For the periods ending prior to and on March 31, 2016, operations of certain businesses included in our Consolidated Financial Statements are divisions of legal entities included in AWI’s consolidated U.S. federal and state income tax returns, or tax returns of non-U.S. subsidiaries of AWI. The provision for income taxes and related balance sheet accounts of such entities have been prepared and presented in the Consolidated Financial Statements based on a separate return basis. Differences between our separate return income tax provision and cash flows attributable to income taxes for businesses that were divisions of legal entities have been recognized as capital contributions from, or dividends to, AWI within Net AWI investment.

The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes to reflect the expected future tax consequences of events recognized in the financial statements. Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date which result from differences in the timing of reported taxable income between tax and financial reporting.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods, and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

We recognize the tax benefits of an uncertain tax position only if those benefits are more likely than not to be sustained based on existing tax law. Additionally, we establish a reserve for tax positions that are more likely than not to be sustained based on existing tax law, but uncertain in the ultimate benefit to be sustained upon examination by the relevant taxing authorities. Unrecognized tax benefits are subsequently recognized at the time the more likely than not recognition threshold is met, the tax matter is effectively settled or the statute of limitations for the relevant taxing authority to examine and challenge the tax position has expired, whichever is earlier.

We account for all interest and penalties on uncertain income tax positions as income tax expense.

Taxes collected from customers and remitted to governmental authorities are reported on a net basis.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Earnings per Share

Basic earnings per share is computed by dividing the earnings attributable to common shares by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Receivables

We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables and miscellaneous receivables (which include supply-related rebates and other short-term customer notes), net of allowances for doubtful accounts, customer credits and warranties are reported in accounts and notes receivable on a net basis. Cash flows from the collection of current receivables are classified as operating cash flows on the Consolidated Statements of Cash Flows.

We establish credit-worthiness prior to extending credit. We estimate the recoverability of receivables each period. This estimate is based upon new information in the period, which can include the review of available financial statements and forecasts, as well as discussions with legal counsel and the management of the debtor company. We provide allowances as events occur which impact the collectability of the receivable. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

Inventories

Inventories are valued at the lower of cost or market. During the fourth quarter of 2016, we changed the method of accounting for our Wood Flooring segment inventories from the LIFO method to the FIFO method. We use the LIFO method of accounting for our U.S. Resilient Flooring segment inventories.

We believe the FIFO method of accounting for inventory costs is preferable for the Wood Flooring segment inventories because it provides a better measure of the current cost of inventory and provides a better match of manufacturing costs with revenues considering the volatility of lumber prices and the long production cycle time.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Comparative financial statements of prior years have been adjusted to apply the FIFO method to our Wood Flooring segment retrospectively. The following financial statements for fiscal years 2016, 2015 and 2014 were affected by the change in accounting principle:

Income Statements

	Year Ended December 31, 2016
	As Computed under LIFO	As Reported	Effect of Change
Cost of goods sold	$973.4	$963.1	$(10.3)
Income tax expense	1.5	4.1	2.6
Income (loss) from continuing operations	(0.2)	7.5	7.7
Net income	1.5	9.2	7.7

	Year Ended December 31, 2015
	As Computed under LIFO	As Adjusted	Effect of Change
Cost of goods sold	$961.1	$993.0	$31.9
Income tax expense (benefit)	5.3	(7.3)	(12.6)
Income (loss) from continuing operations	9.0	(10.3)	(19.3)
Net income	48.9	29.6	(19.3)

	Year Ended December 31, 2014
	As Computed under LIFO	As Adjusted	Effect of Change
Cost of goods sold	$1,021.7	$1,010.7	$(11.0)
Income tax expense	3.6	7.9	4.3
Income from continuing operations	2.8	9.5	6.7
Net (loss)	(37.2)	(30.5)	6.7

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
Balance Sheets

	December 31, 2016
	As Computed under LIFO	As Reported	Effect of Change
Assets
Inventories, net	$251.6	$272.1	$20.5
Income tax receivable	4.7	2.4	(2.3)
Deferred income taxes, noncurrent	5.3	4.5	(0.8)
Liabilities
Deferred income taxes, noncurrent	3.8	8.4	4.6
Stockholders' equity
Additional paid-in capital	666.4	673.3	6.9
Retained earnings	4.1	10.0	5.9

	December 31, 2015
	As Computed under LIFO	As Adjusted	Effect of Change
Assets
Inventories, net	$242.8	$253.0	$10.2
Deferred income taxes, current	3.0	—	(3.0)
Liabilities
Deferred income taxes, current	0.3	1.4	1.1
Stockholders' equity
Net AWI investment	615.9	622.0	6.1

As a result of the accounting change, Net AWI investment as of January 1, 2014 increased from $534.3 million, as originally reported using the LIFO method, to $553.1 million using the FIFO method.

Statements of Cash Flows

	Year Ended December 31, 2016
	As Computed under LIFO	As Reported	Effect of Change
Net income	$1.5	$9.2	$7.7
Changes in operating assets and liabilities	(6.8)	(14.8)	(8.0)
Deferred income taxes	(5.5)	(5.2)	0.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

	Year Ended December 31, 2015
	As Computed under LIFO	As Adjusted	Effect of Change
Net income	$48.9	$29.6	$(19.3)
Changes in operating assets and liabilities	12.5	44.4	31.9
Deferred income taxes	(43.4)	(56.0)	(12.6)

	Year Ended December 31, 2014
	As Computed under LIFO	As Adjusted	Effect of Change
Net (loss)	$(37.2)	$(30.5)	$6.7
Changes in operating assets and liabilities	(56.3)	(67.4)	(11.1)
Deferred income taxes	26.0	30.4	4.4

Property Plant and Equipment

Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized on a straight-line basis over assets’ estimated useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 15 years), computer equipment (depreciated over 3 to 5 years) and office furniture and equipment (depreciated over 5 to 7 years). Within manufacturing equipment, assets that are subject to accelerated obsolescence or wear, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors, kilns and mixers, are depreciated over longer periods (10 to 15 years). Buildings are depreciated over 15 to 30 years, depending on factors such as type of construction and use. Computer software is amortized over 3 to 7 years.

Property, plant and equipment is tested for impairment when indicators of impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. Impairments of assets related to our manufacturing operations are recorded in cost of goods sold.

When assets are disposed or retired, their costs and related depreciation are removed from the financial statements, and any resulting gains or losses normally are reflected in cost of goods sold or selling, general and administrative (“SG&A”) expenses, depending on the nature of the asset.

Asset Retirement Obligations

We recognize the fair value of obligations associated with the retirement of tangible long-lived assets in the period in which they are incurred. Upon initial recognition of a liability, the discounted cost is capitalized as part of the related long-lived asset and depreciated over the corresponding asset’s useful life. Over time, accretion of the liability is recognized as an operating expense to reflect the change in the liability’s present value.

Intangible Assets

Our amortizable intangible assets are primarily land use rights and developed technology. We review significant amortizable intangible assets for impairment when indicators of impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
the asset is written down to its estimated fair value, which is based on its discounted future cash flows. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

Our non-amortizable intangible assets are primarily trademarks and brand names, with Bruce representing the primary asset, all of which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. Accordingly, they have been assigned an indefinite life. We conduct our annual impairment test for non-amortizable intangible assets during the fourth quarter, although we would conduct interim impairment tests if events or circumstances indicated potential impairment.

The principal assumptions used in our impairment tests for non-amortizable intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rates are derived from those used in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. The royalty rate assumption represents the estimated contribution of the intangible asset to the overall profits of the reporting unit. Methodologies used for valuing our non-amortizable intangible assets did not change from prior periods.

Foreign Currency Transactions

Assets and liabilities of our subsidiaries operating outside the U.S. which account in a functional currency other than U.S. dollars are translated using the period-end exchange rate. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income within equity. Gains or losses on foreign currency transactions are recognized through the statement of operations.

Product Warranties

A provision for estimated future product warranty cost is recorded when products are shipped to our customer and revenue is recognized. Our estimate of future costs to satisfy warranty obligations is primarily based on historical trends and, if believed to be significantly different from historical trends, estimates of future costs. Costs to satisfy customer accommodation repairs or replacements made at the sole discretion of AFI are recorded as a component of warranty expense when such customer accommodations are made.

Stock-Based Employee Compensation

We issue stock-based compensation to certain employees and non-employee directors in different forms of benefits, including performance stock awards ("PSAs"), performance stock units ("PSUs"), and restricted stock units ("RSUs"). We record stock-based compensation expense based on estimated grant-date fair value. The expense is reflected as a component of SG&A expense on our Consolidated Statements of Operations and Comprehensive Income (Loss). Stock-based compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized on a straight-line basis over the vesting period for the entire award.

Net AWI Investment

Net AWI investment on the Consolidated Balance Sheets represented AWI’s net investment in AFI. The Consolidated Statements of Stockholders' Equity include net cash transfers and other property transfers between AWI and AFI. The Net AWI investment balance included assets and liabilities incurred by AWI on behalf of AFI such as accrued liabilities related to corporate allocations including administrative expenses for legal, accounting, treasury, information technology, human resources and other services. Other assets and liabilities recorded by AWI, whose related income and expense had been allocated to AFI, were also included in Net AWI investment.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
All intercompany transactions effected through Net AWI investment in the accompanying Consolidated Balance Sheets were considered cash receipts and payments and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.
The impact of the separation activities on equity is reflected in net transfers from AWI and distribution paid to AWI on the Consolidated Statements of Stockholders' Equity and the Consolidated Statements of Cash Flows. The components on the Consolidated Statements of Stockholders' Equity and the Consolidated Statements of Cash Flows were as follows:

	Year Ended December 31, 2016
	Consolidated Statements of Stockholders' Equity	Consolidated Statements of Cash Flows - Financing Activities

Net transfers from AWI for the three months prior to separation	$53.6	$53.6
Net transfers (to) from AWI upon separation	(11.2)	9.0
Other activity concurrent with separation	—	(7.0)
	42.4	55.6
Cash distribution paid to AWI upon separation	(50.0)	(50.0)
Net transfers (to) from AWI	$(7.6)	$5.6
Recently Adopted Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2015-03, “Simplifying the Presentation of Debt Issuance Costs." This update amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge.  In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” which was issued to address the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. This update allows an entity to defer and present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. ASU 2015-03 and 2015-15 were effective for annual reporting periods beginning after December 15, 2015. We adopted ASU 2015-15 effective April 1, 2016. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

In April 2015, the FASB issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” which provides guidance to determine when a customer’s fees paid in a cloud computing arrangement include a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If the arrangement does not include a software license, the customer should account for a cloud computing arrangement as a service contract. The new guidance was effective for annual reporting periods beginning after December 15, 2015. There was no impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

In November 2015, the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes." The guidance requires entities with a classified balance sheet to present all deferred tax assets and liabilities as noncurrent. The new guidance may be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We adopted this standard effective April 1, 2016; the balance

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
sheet as of December 31, 2015 was not retrospectively adjusted. Adoption of this standard did not impact our financial condition, results of operations or cash flows.
In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting." The guidance simplifies accounting for share-based payments, most notably by requiring all excess tax benefits and tax deficiencies to be recorded as income tax benefits or expense on the statement of operations and by allowing entities to elect to recognize forfeitures of awards when they occur. The new guidance may be applied retrospectively or prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We adopted this guidance prospectively effective April 1, 2016. We elected to estimate forfeitures based on historical forfeiture activity, when appropriate. Adoption did not have a material impact on our financial condition, results of operations and cash flows.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which clarify certain narrow provisions of ASU 2014-09. These ASUs are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. We have not selected a transition method and are currently evaluating the impact these ASUs will have on our financial condition, results of operations and cash flows.
In July 2015, the FASB issued ASU 2015-11, "Simplifying the Measurement of Inventory." The guidance requires that inventory that is measured on a FIFO or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the LIFO basis or the retail recovery method, there is no change to current measurement requirements. This new guidance must be applied prospectively and is effective for annual reporting periods beginning after December 15, 2016, but early adoption is permitted. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)
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

Subsequent Events

We have evaluated subsequent events for potential recognition and disclosure through the date the Consolidated Financial Statements included in the Form 10-K were issued.

NOTE 3. NATURE OF OPERATIONS
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and luxury vinyl tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, and linoleum products, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, flooring contractors and to the manufactured homes industry, and secured specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and dimensions, as well as related accessories. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers, and flooring contractors, and through secured specifications with regional and national builders. When market conditions and available capacity warrant, we also provide products on an OEM basis to other flooring companies.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 3. NATURE OF OPERATIONS (continued)

	Resilient Flooring	Wood Flooring	Total
2016
Net sales to external customers	$707.1	$486.1	$1,193.2
Operating income	15.1	3.8	18.9
Total assets (1)	514.3	354.7	869.0
Depreciation and amortization	32.5	14.1	46.6
Purchases of property, plant and equipment	25.7	11.9	37.6

2015
Net sales to external customers	$713.3	$475.4	$1,188.7
Operating income (loss)	11.2	(25.2)	(14.0)
Total assets	539.5	331.1	870.6
Depreciation and amortization	26.1	12.0	38.1
Purchases of property, plant and equipment	40.8	20.8	61.6

2014
Net sales to external customers	$712.3	$508.1	$1,220.4
Operating income (loss)	39.0	(17.2)	21.8
Total assets	485.7	372.3	858.0
Depreciation and amortization (2)	29.6	16.5	46.1
Asset impairment	—	15.4	15.4
Purchases of property, plant and equipment (2)	51.5	26.0	77.5
_____________
(1) Total assets for 2016 will differ from the totals on our Consolidated Balance Sheets due to unallocated assets which primarily consist of cash and deferred income taxes.
(2) Totals for 2014 will differ from the totals on our Consolidated Statement of Cash Flow by the amounts that have been classified as discontinued operations.

Segment operating income (loss) is the measure of segment profit reviewed by our Chief Operating Decision Maker. The sum of the segments’ operating income (loss) equals the total operating income (loss) as reported on our Consolidated Statements of Operations and Comprehensive Income (Loss). The following reconciles our total operating income (loss) to income (loss) from continuing operations before income taxes, which are only measured and managed on a combined basis:

	Year Ended December 31,
	2016	2015	2014
Operating income (loss)	$18.9	$(14.0)	$21.8
Interest expense	1.5	—	—
Other expense, net	5.8	3.6	4.4
Income (loss) from continuing operations before income taxes	$11.6	$(17.6)	$17.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 3. NATURE OF OPERATIONS (continued)
Accounting policies of the segments are the same as those described in the summary of significant accounting policies.

The sales in the table below are allocated to geographic areas based upon the location of the customer.

Geographic Areas

	Year Ended December 31,
	2016	2015	2014
Net trade sales
United States	$1,015.9	$1,017.9	$1,027.4
Other	177.3	170.8	193.0
Total Net trade sales	$1,193.2	$1,188.7	$1,220.4

	2016	2015
Property, plant and equipment, net at December 31,
United States	$347.4	$327.7
China	85.6	94.7
Other	12.2	12.1
Total Property, plant and equipment, net	$445.2	$434.5

Impairment testing of our tangible assets occurs whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. In 2014, we disposed of certain idle equipment at five of our wood flooring manufacturing facilities in the United States and as a result we recorded a $4.4 million impairment charge in cost of goods sold.

During 2014, we decided to close our resilient flooring plant in Thomastown, Australia and our engineered wood flooring plant in Kunshan, China. We recorded $2.2 million in cost of goods sold for accelerated depreciation due to the closure of the Thomastown, Australia plant. We subsequently sold the Thomastown, Australia plant in 2015 for a gain of approximately $2.0 million. We also recorded $4.0 million in cost of goods sold for accelerated depreciation and $0.8 million for the impairment of intangible assets due to the closure of the Kunshan, China plant in 2014.

During 2014, we recorded an asset impairment charge of $11.9 million related to AWI’s DLW subsidiary, which was our former European flooring business, due to continued disappointing operating results.

Information about Major Customers

In 2016, total revenues from The Home Depot, Inc. and J.J. Haines and Company, Inc., included within our Resilient Flooring and Wood Flooring segments, were $288.7 million. Net sales to each of these customers exceeded 10% of our total net sales. We monitor the creditworthiness of our customers and generally do not require collateral.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 4. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's board of Directors approved the cessation of funding to its DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in 2014 resulted in presenting DLW for all historical periods prior to the Separation as a discontinued operation. However, the insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015. In determining the U.S. tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115.0 million, were considered proceeds. However, pension deductions for tax purposes result only when the benefit payments are made. Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million was recorded in 2015 within discontinued operations for the tax benefit of the future pension deductions. AWI is solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the DLW insolvency proceedings. Therefore, DLW is excluded from our balance sheets, results of operations and cash flows after the Spin-off.
The following is a summary of the operating results of DLW, which are reflected in these Consolidated Financial Statements for periods prior to the Separation.

Year Ended December 31,
2014
Net sales	$175.2

(Loss) from discontinued operations before income tax	(24.2)
Income tax (expense)	(1.3)
Net (loss) from discontinued operations	$(25.5)

	Year Ended December 31,
	2016	2015	2014
(Loss) on disposal of discontinued operations before income tax	$(0.1)	$(1.5)	$(13.5)
Income tax benefit	1.8	41.1	1.2
Gain (loss) on disposal of discontinued operations, net of tax	$1.7	$39.6	$(12.3)

Cabinets

In 2012, AWI sold its cabinets business, formerly managed as a component of our operations. The sale was completed in October 2012. In 2014, $3.5 million of loss on disposal before income tax was recognized related to the settlement of liabilities to a multi-employer pension plan. The settlement included complete release of all claims and the liability was paid in 2014.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 4. DISCONTINUED OPERATIONS (continued)
The following table summarizes the results related to the cabinets business, which are reflected in these Consolidated Financial Statements for periods prior to the Separation:

	Year Ended December 31,
	2015	2014
Gain (loss) on disposal of discontinued operations before income tax	$0.5	$(3.5)
Income tax (expense) benefit	(0.2)	1.3
Gain (loss) on disposal of discontinued operations, net of tax	$0.3	$(2.2)

The Consolidated Statement of Cash Flows does not separately report the cash flows of the discontinued operations.

Pursuant to the separation agreements between us and AWI, future claims related to DLW and AWI’s former cabinets business will remain the financial responsibility of AWI.

NOTE 5. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and notes receivables, net of allowances:

	December 31, 2016	December 31, 2015
Customer receivables	$84.3	$85.1
Miscellaneous receivables	5.5	4.9
Less: allowance for product warranties, discounts, and losses	(13.8)	(17.8)
Total	$76.0	$72.2
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

The following table summarizes the activity for the allowance for product warranties:

	Year Ended December 31,
	2016	2015
Balance as of January 1,	$(7.3)	$(7.7)
Reductions for payments	11.6	10.3
Current year warranty accruals	(11.8)	(9.9)
Balance as of December 31,	$(7.5)	$(7.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 6. INVENTORIES
The following table presents details related to our inventories, net:

	December 31, 2016	December 31, 2015 As Adjusted (Note 2)
Finished goods	$159.9	$148.3
Goods in process	18.1	20.4
Raw materials and supplies	94.1	84.3
Total	$272.1	$253.0

Inventories valued on a FIFO basis	$163.8	$155.1
Inventories valued on a LIFO basis	$108.3	$97.9
The distinction between the use of different methods of inventory valuation is primarily based on product category, legal entity and geographic location of the manufacturing facility.

Inventory values were higher than would have been reported on a total FIFO basis by $0.4 million as of December 31, 2016 and lower than would have been reported on a total FIFO basis by $0.8 million as of December 31, 2015. See Note 2 for further discussion on our change in accounting policy for our Wood Flooring segment inventory.

NOTE 7. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table presents details related to our prepaid expenses and other current assets:

	December 31, 2016	December 31, 2015
Prepaid expenses	$20.6	$26.6
Fair value of derivative assets	1.6	3.2
Other	1.6	1.9
Total	$23.8	$31.7
NOTE 8. PROPERTY, PLANT AND EQUIPMENT
The following table presents details related to our property, plant and equipment, net:

	December 31, 2016	December 31, 2015
Land	$33.7	$33.8
Buildings	133.9	130.9
Machinery and equipment	567.3	528.4
Computer software	11.4	1.2
Construction in progress	35.7	51.3
Less accumulated depreciation and amortization	(336.8)	(311.1)
Total	$445.2	$434.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 9. INTANGIBLE ASSETS
We conduct our annual impairment testing of non-amortizing intangible assets during the fourth quarter. The 2016 and 2015 impairment reviews concluded that no impairment charges were necessary. In 2014, we recognized an impairment charge of $10.0 million on our Bruce trademark.

The following table details amounts related to our intangible assets:

		December 31, 2016		December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortizing intangible assets
Land use rights	Various	$5.1	$0.7	$5.4	$0.6
Developed technology	15 years	5.6	1.4	4.9	1.1
Other	Various	0.2	0.2	0.2	0.2
Subtotal		10.9	$2.3	10.5	$1.9
Non-amortizing intangible assets
Trademarks and brand names	Indefinite	34.0		34.0
Total		$44.9		$44.5

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$0.4	$0.5	$0.5
The expected annual amortization expense for years 2017 through 2021 is $0.4 million.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	December 31, 2016	December 31, 2015
Payables, trade and other	$123.4	$117.7
Employment costs	23.3	24.9
Other accrued expenses	16.3	18.4
Total	$163.0	$161.0
NOTE 11. SEVERANCE AND RELATED COSTS
In 2016, we recorded $1.7 million of severance expense in SG&A related to the reorganization of certain administrative functions. This expense includes amounts related to the elimination of six positions, including the Chief Operating Officer position. Severance expense of $1.0 million and $0.7 million was recorded in our Resilient Flooring and Wood Flooring segments, respectively, related to this reorganization.

In 2014, we recorded $1.7 million in cost of goods sold for severance and related costs due to the closure of our Resilient Flooring segment plant in Thomastown, Australia, and $1.4 million in cost of goods sold in 2014 for severance and related costs due to the closure of our Wood Flooring segment plant in Kunshan, China.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. INCOME TAXES
Historically, AFI was included with the AWI and affiliated entities in filing a consolidated U.S. federal income tax return, and as part of a unitary or combined group in some states. Income taxes are computed and reported herein under the separate return method as if AFI were a separate taxpayer for periods prior to and on March 31, 2016. Use of the separate return method requires significant judgment and may result in differences when the sum of the amounts allocated to stand-alone tax provisions are compared with amounts presented in Consolidated Financial Statements. In that event, the related deferred tax assets and liabilities could be significantly different from those presented herein.

The following table presents income (loss) from continuing operations before income taxes for U.S. and international operations based on the location of the entity to which such earnings are attributable:

	Year Ended December 31,
	2016	2015 As Adjusted (Note 2)	2014 As Adjusted (Note 2)
Domestic	$14.3	$(41.6)	$12.6
Foreign	(2.7)	24.0	4.8
Total	$11.6	$(17.6)	$17.4

The following table presents the components of the income tax expense (benefit):

	Year Ended December 31,
	2016	2015 As Adjusted (Note 2)	2014 As Adjusted (Note 2)
Current:
Federal	$6.2	$5.0	$5.1
Foreign	0.4	1.6	1.0
State and local	1.2	1.1	1.5
Total current	7.8	7.7	7.6
Deferred:
Federal	(3.8)	(14.5)	1.8
Foreign	0.5	0.6	(1.0)
State and local	(0.4)	(1.1)	(0.5)
Total deferred	(3.7)	(15.0)	0.3
Total income tax expense (benefit)	$4.1	$(7.3)	$7.9

As of December 31, 2016, we reviewed our position with regard to foreign unremitted earnings and determined that unremitted earnings would continue to be permanently reinvested. Accordingly, we have not recorded U.S. income or foreign withholding taxes on approximately $7.2 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because we currently plan to keep these amounts permanently invested overseas. It is not practicable to calculate the residual income tax which would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. INCOME TAXES (continued)
The following table presents the differences between AFI’s income tax expense at the U.S. federal statutory income tax rate and our effective income tax rate:

	Year Ended December 31,
	2016	2015 As Adjusted (Note 2)	2014 As Adjusted (Note 2)
Continuing operations tax at statutory rate	$4.0	$(6.2)	$6.1
Increase in valuation allowances on deferred foreign income tax assets	2.4	3.4	5.1
Tax on foreign and foreign-source income	(1.9)	(3.6)	(3.6)
Research and development credits	(0.8)	(0.9)	(0.4)
Permanent book/tax differences	0.5	0.9	—
State income tax expense (benefit), net of federal benefit	0.4	(0.9)	0.7
Domestic production activities	(0.4)	—	—
Other	(0.1)	—	—
Total income tax expense (benefit)	$4.1	$(7.3)	$7.9

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. INCOME TAXES (continued)
The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction and foreign source income to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2014 through 2016, as well as future reversals of existing taxable temporary differences and projections of future profit before tax and foreign source income.

	December 31, 2016	December 31, 2015 As Adjusted (Note 2)
Deferred income tax assets (liabilities)
Postretirement benefits	$33.0	$2.2
Net operating losses	26.9	18.8
Accrued expenses	12.1	6.0
Deferred compensation	7.8	14.7
Customer claims reserves	5.0	5.0
Goodwill	2.7	—
Pension benefit liabilities	0.4	41.6
Foreign tax credit carryforwards	—	3.5
Other	3.0	14.5
Total deferred income tax assets	90.9	106.3
Valuation allowances	(28.2)	(18.4)
Net deferred income tax assets	62.7	87.9
Accumulated depreciation	(43.5)	(36.5)
Inventories	(12.2)	(18.8)
Intangibles	(10.2)	(9.6)
Other	(0.7)	(3.0)
Total deferred income tax liabilities	(66.6)	(67.9)
Net deferred income tax assets (liabilities)	$(3.9)	$20.0
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—noncurrent	$4.5	$23.5
Deferred income tax liabilities—current	—	(1.4)
Deferred income tax liabilities—noncurrent	(8.4)	(2.1)
Net deferred income tax assets (liabilities)	$(3.9)	$20.0

As of December 31, 2016 and 2015, we had valuation allowances of $28.2 million and $18.4 million, respectively. As of December 31, 2016, our valuation allowance consisted of $4.9 million and $23.3 million for state and foreign deferred tax assets, respectively. The valuation allowance primarily offsets state and foreign operating loss carryforwards.

As of December 31, 2016 and 2015, we had $152.0 million and $94.9 million, respectively, of state net operating loss (“NOL”) carryforwards expiring between 2017 and 2036. State NOL carryforwards as of December 31, 2015 were calculated under the separate return method. Compared to the amount transferred to AFI as of March 31, 2016 of $155.2 million, state NOL carryforwards at December 31, 2016 have decreased $3.2 million.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. INCOME TAXES (continued)
In addition, as of December 31, 2016 and 2015, we had $79.9 million and $74.2 million, respectively, of foreign NOL carryforwards expiring between 2017 and 2021. As of December 31, 2016, AFI has no foreign tax credit ("FTC") carryforwards. The domestic FTC carryforward deferred tax asset of $3.5 million at December 31, 2015, recorded under the separate return method, remained an attribute of AWI upon separation.

The valuation allowance for foreign deferred tax assets of $23.3 million as of December 31, 2016 increased $5.3 million in comparison to December 31, 2015. This increase was primarily a result of incurring additional foreign losses in 2016. The valuation allowance for state deferred tax assets of $4.9 million as of December 31, 2016 increased $4.5 million in comparison to December 31, 2015. The valuation allowance for state deferred tax assets as of December 31, 2015 was recorded under the separate return method.

We estimate we will need to generate future taxable income of approximately $177.0 million for state income tax purposes during the respective realization periods (ranging from 2017 to 2036) in order to fully realize the net deferred income tax assets discussed above.

We have $5.0 million of unrecognized tax benefits ("UTBs") as of December 31, 2016. Of this amount, $1.7 million ($1.6 million, net of federal benefit), if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTBs may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months we estimate no changes to UTBs.

The following table presents a reconciliation of the total amounts of UTBs, excluding interest and penalties:

	2016	2015	2014
Unrecognized tax benefits as of January 1,	$81.9	$76.1	$70.1
Gross change for current year positions	1.3	5.7	5.3
Increases (decreases) for prior period positions	(78.2)	0.1	0.7
Unrecognized tax benefits balance as of December 31,	$5.0	$81.9	$76.1

The $78.2 million decrease for prior period positions were UTBs, allocated to AFI as a result of the separate return method, which remained with AWI upon separation.

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, China and the U.S. Generally, we have open tax years subject to tax audit on average of between three years and six years. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2010. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. The tax years 2010 through 2015 are subject to future potential tax adjustments.

The following table details amounts related to other taxes:

	Year Ended December 31,
	2016	2015	2014
Payroll taxes	$18.9	$19.2	$18.9
Property and franchise taxes	4.8	4.9	5.1

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 13. LONG-TERM DEBT

	December 31, 2016	December 31, 2015
ABL Facility	$20.0	$—
Capital lease	1.2	—
Tax exempt bond	—	10.0
Total	$21.2	$10.0
On April 1, 2016, AFI entered into a $225.0 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). Concurrent with entering into the ABL Facility, AFI borrowed $100.0 million and used $50.0 million of the proceeds to fund a cash distribution to AWI. Financing and other related costs incurred in connection with the ABL Facility of $1.4 million are reflected in other non-current assets in the Consolidated Balance Sheets and are amortized over the term of the ABL Facility. As of December 31, 2016, the debt outstanding under the ABL Facility was $20.0 million and outstanding letters of credit were $1.8 million.
Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and was 1.25% at December 31, 2016. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.375%. Outstanding letters of credit issued under the ABL Facility are subject to fees which are due quarterly in arrears based on an adjusted base rate.
Under the terms of the ABL Facility, if our availability under the agreement falls below a certain threshold, we are required to maintain a fixed charge coverage ratio of at least 1.0. As of December 31, 2016, availability under the ABL Facility exceeded the required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.
As of December 31, 2015, outstanding long-term debt of $10.0 million consisted of a tax-exempt industrial development bond, the repayment of which in the first quarter of 2016 is reflected within net transfers from AWI on the Consolidated Statements of Stockholders' Equity.
NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates that could impact our results of operations, cash flows and financial condition. We enter into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swap contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges designated as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS (continued)
of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. Derivative financial instruments are used as risk management tools and not for speculative trading purposes.
Counterparty Risk
We only enter into derivative transactions with established counterparties having a credit rating of BBB or better, and counterparty credit default swap levels and credit ratings are monitored on a regular basis, thus reducing the risk of counterparty default. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit exposure in situations where gain and loss positions are outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. These ISDAs do not have credit contingent features; however, a default under our ABL Facility would trigger a default under these agreements.
Currency Rate Risk - Intercompany Loans and Dividends
We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recoded in other expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in other expense, net. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $22.2 million at December 31, 2016. We did not have any open hedges related to intercompany loans and dividends as of December 31, 2015. Our derivative assets not designated as hedging instruments were $0.8 million as of December 31, 2016. We had no derivative liabilities not designated as hedging instruments as of December 31, 2016. We had no derivative assets or liabilities not designated as hedging instruments as of December 31, 2015.
Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of December 31, 2016, based on operating profits by currency, are from the Canadian Dollar, the Chinese Renminbi and the Australian Dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 15 months forward. Gains and losses on these instruments are recorded in other comprehensive income (loss), to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 14. DERIVATIVE FINANCIAL INSTRUMENTS (continued)
Financial Statement Impacts
The following tables present amounts related to our derivatives designated as hedging instruments as of December 31, 2016 and December 31, 2015. The foreign exchange contracts outstanding are presented gross as we have not netted derivative assets with derivative liabilities:

	December 31, 2016
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Balance Sheet Location
Prepaid expenses and other current assets	$0.8	$31.7	—	—
Accounts payable and accrued expenses	—	—	—	$1.5

	December 31, 2015
	Derivative Assets		Derivative Liabilities
	Fair Value	Notional	Fair Value	Notional
Balance Sheet Location
Prepaid expenses and other current assets	$3.2	$29.7	—	—
Accounts payable and accrued expenses	—	—	$0.3	$5.2
The following tables summarize the amount of (loss) gain recognized in Accumulated Other Comprehensive (Loss) Income ("AOCI") and the amounts reclassified from AOCI for the effective portion of foreign exchange contracts:

	Years Ended December 31,
	2016	2015	2014
Recognized in AOCI
Cost of goods sold	$(0.2)	$(0.3)	$(0.4)
Net sales	(0.3)	4.7	2.4
Total	$(0.5)	$4.4	$2.0

	Years Ended December 31,
	2016	2015	2014
Reclassified from AOCI
Cost of goods sold	$(0.3)	$(0.7)	$0.6
Net sales	1.8	4.5	3.1
Total	$1.5	$3.8	$3.7
As of December 31, 2016, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.8 million.
The amount of pre-tax gain recognized in earnings for derivative instruments not designated as hedging instruments was $0.8 million for the year ended December 31, 2016. There were no gains or losses from derivative instruments not designated as hedging instruments for the years ended December 31, 2015 and 2014.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
For periods prior to April 1, 2016, certain of our North American employees participated in defined-benefit pension and postretirement plans (the “Shared Plans”) sponsored by AWI. In addition, prior to April 1, 2016, certain of our U.S. employees participated in a postretirement medical benefit plan sponsored by us (the “AFI Postretirement Plan”). The related net benefit plan obligations of the Shared Plans were not included in our Consolidated Balance Sheets as we did not sponsor the Shared Plans and had no rights or obligations related to the Shared Plans’ assets or liabilities. Our Consolidated Statements of Operations and Comprehensive Income (Loss) include Shared Plan expenses for our active and retired employees as well as an allocation of Shared Plan expenses. The Shared Plan expenses presented in our Consolidated Financial Statements represent the allocation of plan costs to AFI and do not represent cash payments to AWI or to the Shared Plans.
Effective April 1, 2016, upon separation from AWI, AFI created defined-benefit pension and postretirement plans which provide North American employees and retirees who previously participated in the Shared Plans the same defined-benefit pension and postretirement benefits that had been previously been provided by AWI. As a result of the Separation, and based on an analysis provided by our actuaries, AFI assumed defined-benefit pension plan assets of $381.4 million, defined-benefit pension benefit obligations of $385.4 million, defined-benefit postretirement benefit obligations of $82.9 million and accumulated other comprehensive loss of $101.8 million. AFI also retained the AFI Postretirement Plan described above.

Benefits from defined-benefit pension plans are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. We also have defined-contribution pension plans for eligible employees.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)
Defined-Benefit Pension Plans

The following tables summarize the balance sheet impact of the pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the qualified, funded Retirement Income Plan (“RIP”) and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The disclosures also include our two Canadian pension plans.

	U.S.	Canadian
Defined-benefit pension plans
Change in benefit obligation:
Projected benefit obligations as of January 1, 2016	$—	$—
Liabilities assumed from separation	365.2	20.2
Service cost	4.3	—
Interest cost	11.7	0.5
Foreign currency translation adjustment	—	(0.8)
Actuarial (gain)	(6.2)	(0.5)
Benefits paid	(10.6)	(2.7)
Projected benefit obligations as of December 31, 2016	364.4	16.7

Change in plan assets:
Fair value of plan assets as of January 1, 2016	—	—
Assets received from separation	362.2	19.2
Actual return on plan assets	11.6	0.8
Foreign currency translation adjustment	—	(0.8)
Benefits paid	(10.6)	(2.7)
Fair value of plan assets as of December 31, 2016	363.2	16.5
Funded status of the plans	$(1.2)	$(0.2)

The accumulated benefit obligation for the U.S. and Canadian defined-benefit pension plans was $362.2 million and $16.7 million, respectively, at December 31, 2016.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)

	U.S.	Canadian
Defined-benefit pension plans
Weighted average assumptions used to determine benefit obligations as of December 31, 2016:
Discount rate	4.30%	3.80%
Rate of compensation increase	3.10%	—
Weighted average assumptions used to determine net periodic benefit cost for 2016:
Discount rate	4.40%	3.50%
Expected return on plan assets	6.75%	5.40%
Rate of compensation increase	3.10%	—

	U.S.	Canadian
Defined-benefit pension plans with benefit obligations in excess of assets
Projected benefit obligation, December 31, 2016	$1.4	$16.1
Accumulated benefit obligation, December 31, 2016	1.3	16.1
Fair value of plan assets, December 31, 2016	—	15.9

The components of the pension cost are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. defined-benefit pension plans
Service cost of benefits earned during the period	$4.3	$—	$—
Interest cost on projected benefit obligation	11.7	—	—
Expected return on plan assets	(17.4)	—	—
Amortization of prior service cost	0.3	—	—
Recognized net actuarial loss	7.7	—	—
Allocated benefit cost from Shared Plans	2.2	14.8	2.6
Net periodic pension cost	$8.8	$14.8	$2.6

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)

	Year Ended December 31,
	2016	2015	2014
Canadian defined-benefit pension plans
Interest cost on projected benefit obligation	$0.5	$—	$—
Expected return on plan assets	(0.8)	—	—
Amortization of net actuarial loss	0.2	—	—
Allocated benefit cost from Shared Plans	0.1	0.3	—
Net periodic pension cost	$—	$0.3	$—
Excluded from net periodic pension costs in the Canadian defined-benefit pension table above were $0.3 million of settlement charges recorded in 2016.

Investment Policies

Our primary investment objective is to maintain the funded status of the plans such that the likelihood that we will be required to make significant contributions to the plan is limited. This objective is expected to be achieved by:

•
Investing a substantial portion of the plan assets in high quality corporate and treasury bonds whose duration is at least equal to that of the plan’s liabilities such that there is a relatively high correlation between the movements of the plan’s liability and asset values.

•	Investing in publicly traded equities in order to increase the ratio of plan assets to liabilities over time.

•	Limiting investment return volatility by diversifying among additional asset classes with differing expected rates of return and return correlations.

Each asset class used has a defined asset allocation target and allowable range. The table below shows the asset allocation target and the December 31, 2016 position for each asset class:

	Target Weight at	Position at
	December 31, 2016	December 31, 2016
U.S. Asset Class
Fixed income securities	60%	60%
Equities	40%	40%

	Target Weight at	Position at
	December 31, 2016	December 31, 2016
Canadian Asset Class
Fixed income securities	50%	49%
Equities	48%	48%
Other	2%	3%

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)
Pension plan assets are required to be reported and disclosed at fair value in the financial statements. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Three levels of inputs may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.
Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.
The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

	Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$219.1	$—	$219.1
Equities	—	144.1	—	144.1
Net assets measured at fair value	$—	$363.2	$—	$363.2

	Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$8.1	$—	$8.1
Equities	—	7.9	—	7.9
Other	0.5	—	—	0.5
Net assets measured at fair value	$0.5	$16.0	$—	$16.5

Following is a description of the valuation methodologies used for assets.

Fixed income securities — Consists of registered investment funds and common and collective trust funds investing in fixed income securities tailored to institutional investors. The fair values of the investments in this class are based on the underlying securities in each fund’s portfolio which is the amount the fund would receive for the security upon a current sale.

Equities — Consists of investments in funds investing in equities tailored to institutional investors. The fair value of each fund is based on the underlying securities in each fund’s portfolio which is the amount the fund would receive for the security upon a current sale.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)
Other — Consists of cash and cash equivalents. The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments.

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on the expected performance of the asset classes over 10 to 30 years. Incremental components were added for the expected return from active management and asset class rebalancing based on historical information. These forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.75% for our U.S. plans and 5.40% for our Canadian plans for the year ended December 31, 2016.

Defined-Benefit Postretirement Benefit Plans

	2016	2015
U.S. defined-benefit retiree health and life insurance plans
Change in benefit obligation:
Projected benefit obligations as January 1,	$3.5	$3.1
Liabilities assumed from separation	82.9	—
Service cost	0.1	—
Interest cost	2.7	0.1
Plan participants' contributions	1.6	—
Actuarial loss	1.1	0.3
Benefits paid, gross	(8.3)	—
Projected benefit obligation as of December 31,	83.6	3.5

Change in plan assets:
Fair value of plan assets as January 1,	—	—
Employer contribution	6.7	—
Plan participants' contribution	1.6	—
Benefits paid	(8.3)	—
Fair value of plan assets as of December 31,	—	—
Funded status of the plans	$(83.6)	$(3.5)

	2016	2015
U.S. defined-benefit retiree health and life insurance plans
Weighted average discount rate used to determine benefit obligations as of December 31,	4.05%	4.25%
Weighted average discount rate used to determine net periodic benefit cost	4.25%	3.90%

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)
The components of postretirement benefits costs are as follows:

	Year Ended December 31,
	2016	2015	2014
U.S. defined-benefit retiree health and life insurance plans
Service cost of benefits earned during the period	$0.1	$—	$—
Interest cost on accumulated postretirement benefit obligations	2.7	0.1	0.1
Amortization of prior service (credit)	(0.2)	—	—
Amortization of net actuarial (gain)	(3.2)	—	—
Allocated benefit cost (credit) from Shared Plans	(0.3)	0.7	4.2
Net periodic postretirement benefit cost	$(0.9)	$0.8	$4.3

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.2% for pre-65 retirees and 8.0% to 9.3% for post-65 retirees (depending on plan type) was assumed for 2017, decreasing ratably to an ultimate rate of 4.5% by 2025. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects for 2017:

	One percentage point
	Increase	Decrease
U.S. defined-benefit retiree health and life insurance plans
Effect on total service and interest cost components	$—	$—
Effect on postretirement benefit obligation	(2.1)	1.7

Amounts recognized in assets and (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Benefits	Canadian Pension Benefits
	2016	2016
Prepaid pension costs	$0.1	$0.1
Pension benefit liabilities	(1.3)	(0.3)
Net amount recognized	$(1.2)	$(0.2)

	Retiree Health and Life Insurance Benefits
	2016	2015
Accounts payable and accrued expenses	$(8.1)	$(0.2)
Postretirement benefit liabilities	(75.5)	(3.3)
Net amount recognized	$(83.6)	$(3.5)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS (continued)
Pre-tax amounts recognized in accumulated other comprehensive (loss) income at year end consist of:

	U.S. Pension Benefits	Canadian Pension Benefits
	2016	2016
Net actuarial (loss)	$(132.2)	$(2.9)
Prior service (cost)	(0.5)	—
Accumulated other comprehensive (loss)	$(132.7)	$(2.9)

	Retiree Health and Life Insurance Benefits
	2016	2015
Net actuarial gain (loss)	$37.0	$(0.6)

We expect to amortize $9.2 million and $0.1 million of previously unrecognized prior service cost and net actuarial losses into U.S. and Canadian plan pension cost, respectively, in 2017. We expect to amortize $2.6 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2017.

We expect to contribute $0.1 million each to our U.S. and Canadian defined-benefit pension plans and $8.2 million to our U.S. postretirement benefit plans in 2017.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. plans:

	U.S. Pension Benefits	Canadian Pension Benefits	Retiree Health and Life Insurance Benefits, Gross	Retiree Health Medicare Subsidy Receipts
2017	$15.2	$1.5	$8.3	$(0.1)
2018	16.2	1.4	7.9	(0.1)
2019	17.3	1.3	7.5	(0.1)
2020	18.5	1.3	7.0	(0.1)
2021	19.5	1.3	6.6	(0.1)
2022-2026	110.3	5.8	27.9	(0.5)

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Costs for other worldwide defined-contribution benefit plans were $7.3 million in 2016.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 16. FINANCIAL INSTRUMENTS
The estimated fair values of our financial instruments are as follows:

	December 31, 2016		December 31, 2015
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total debt	$(21.2)	$(21.2)	$(10.0)	$(10.0)
Foreign currency contracts, net	1.6	1.6	2.9	2.9
Total debt at December 31, 2016 consisted primarily of the outstanding borrowings under the ABL Facility. Borrowings under the ABL Facility are at variable market interest rates (Level 2 inputs) and accordingly, the carrying amount approximates fair value. Total debt at December 31, 2015 consisted of a $10.0 million variable rate tax-exempt industrial development bond (Level 2 inputs). The carrying amount of this bond approximated its estimated fair value as it was regularly remarketed at a market-clearing interest rate.
The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs.
We do not have any assets or liabilities that are valued using Level 3 unobservable inputs.
NOTE 17. STOCK-BASED COMPENSATION
Prior to the Spin-off, AWI issued stock-based compensation awards to employees and directors that became employees or directors of AFI. These awards included employee stock options, employee and director RSUs, and employee PSUs. Stock-based compensation expense in 2014, 2015 and until the Spin-off in 2016 was allocated to AFI based on direct allocation of expenses related to AFI employees and an allocation for employees that were providing services to both companies prior to the Spin-off.

In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (the "2016 LTIP Plan") and the Armstrong Flooring, Inc. 2016 Directors' Stock Unit Plan (the "2016 Directors' Plan"), which collectively comprise a new compensation program that allows for the grant to certain employees and non-employee directors of AFI different forms of benefits, including PSAs, PSUs, and RSUs. AFI's board of directors (the "Board") authorized 5,500,000 shares of common stock that may be issued pursuant to the 2016 LTIP Plan and 600,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan.

New Awards:

On April 11, 2016, the Management Development and Compensation Committee (the "Committee") of the Board granted the following awards under the 2016 LTIP Plan and the 2016 Directors' Plan:

PSAs: Long-term incentive awards in the form of PSAs were granted to the Company’s key executive employees. In total, five executives received these awards, four of which still hold these awards as of December 31, 2016. The PSAs are shares of restricted Company common stock that vest based on the achievement of certain performance conditions. The performance condition for 75.0% of the awards is based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. The PSAs are also indexed to the achievement of specified levels of absolute total shareholder return. If the performance conditions are met, the awards vest at the conclusion of the performance period on December 31, 2018. The fair value of PSAs was measured using a Monte-Carlo simulation option-pricing model.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 17. STOCK-BASED COMPENSATION (continued)
Assumptions used to measure fair value of PSAs granted were as follows:

Risk-free rate of return	0.8%
Expected volatility	36.2%
Dividend yield	—
Grant date stock price per share	$13.51

PSUs: PSUs were granted to certain management employees of the Company. The PSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the performance period if the associated performance conditions are achieved. The performance condition for 75.0% of the awards is based on EBITDA. The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. If the performance conditions are met, the awards vest at the conclusion of the performance period on December 31, 2018. The fair value of PSUs was measured using our stock price on the date of grant.

RSUs: RSUs were granted to certain management employees of the Company. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the performance period. There are no performance conditions associated with these awards. Vesting occurs with one third of the awards vesting at the end of one, two and three years from date of grant. The fair value of RSUs was measured using our stock price on the date of grant.

Director Awards: RSUs were granted to our non-employee directors under the 2016 Directors' Plan. These awards vest in approximately one year, and any dividends paid prior to vesting are forfeitable if the award does not vest. The fair value of non-employee director RSUs was measured using our stock price on the date of grant. At December 31, 2016 there were 69,612 restricted units outstanding under the 2016 Directors’ Plan. In 2016 we granted 76,511 RSUs to non-employee directors. As of December 31, 2016, 6,899 shares were vested, and distributed. The awards are generally payable six months following the director’s separation from service on the Board. The awards granted under the 2016 Directors’ Plan are not reflected in the Non-Vested RSUs table below.

Modified Awards:

Upon the Separation, in accordance with the Employee Matters Agreement between AFI and AWI, certain executives, employees and non-employee directors were entitled to receive equity compensation awards of AFI in replacement of previously outstanding awards granted prior to the Separation under various AWI stock incentive plans. These awards included stock options, PSUs, and RSUs. In connection with the Spin-off, these awards were converted into new AFI equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off on April 1, 2016. The modification did not result in a change to the value of the awards. Therefore, no additional compensation expense related to the award modification was recorded. The terms and conditions of the AWI awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion. There were 93,428 RSUs outstanding as of December 31, 2016 related to non-employee directors. The modified RSUs for non-employee directors are not reflected in the Non-Vested RSUs table below.

PSUs: The modified PSUs were initially issued with performance conditions based on AWI's results. At modification, two of the three years of performance had occurred. For the third year, which occurred after Separation, award payout will be at the target level.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 17. STOCK-BASED COMPENSATION (continued)
Total Awards:

The following table summarizes activity related to the PSAs, PSUs, and RSUs:

	Non-Vested PSAs and PSUs		Non-Vested RSUs
	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value (per share)
Converted on April 1, 2016	52.4	$14.60	363.4	$14.75
Granted	930.5	12.73	118.0	13.73
Vested	—	—	(83.8)	14.23
Forfeited	(181.0)	12.61	(34.8)	14.77
December 31, 2016	801.9	12.88	362.8	14.56

The table above contains 3,369 PSUs and 7,646 RSUs as of December 31, 2016 that are accounted for as liability awards as they may be settled in cash.

The following table summarizes information about AFI's modified stock options:

	Number of Shares (in thousands)	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Converted on April 1, 2016	684.8	$12.84
Exercised	(28.6)	11.17		$0.2
Forfeited	(17.1)	14.55
Outstanding December 31, 2016	639.1	12.87	5.2	4.5
Options exercisable	581.4	12.70	5.0	4.2
Options expected to vest	57.1	14.59	7.0	0.3

Options generally become exercisable in one to three years and expire 10 years from the date of grant. When options are exercised, AFI may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises. Cash proceeds received from options exercised for the year ended December 31, 2016 was $0.3 million.

Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period and is recorded within the Resilient Flooring and Wood Flooring segments as components of SG&A. Total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the related tax effects are presented in the table below:

	Year Ended December 31,
	2016	2015	2014
Stock-based compensation expense	$6.7	$6.1	$5.9
Income tax benefit	2.5	2.1	2.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 17. STOCK-BASED COMPENSATION (continued)
The benefits of tax deductions in excess of grant-date fair value from the exercise of stock options and vesting of stock-based awards for the year ended December 31, 2016 was $0.3 million. To the extent the vesting-date fair value is greater than the grant-date fair value, the excess tax benefit is recorded as an income tax benefit in the Consolidated Statements of Operations and Comprehensive Income (Loss). During 2016, $0.3 million of excess tax benefit is recognized in the Consolidated Statements of Operations and Comprehensive Income (Loss).

As of December 31, 2016, $7.5 million of total unrecognized compensation expense related to the 2016 Grant is expected to be recognized over a weighted average period of 2.0 years. As of December 31, 2016, $1.5 million of total unrecognized compensation expense related to our modified awards is expected to be recognized over a weighted average period of 1.1 years.

NOTE 18. EMPLOYEE COSTS
The following table presents details related to our employee costs:

	Year Ended December 31,
	2016	2015	2014
Wages, salaries and incentive compensation	$243.4	$236.4	$221.0
Insurance and other benefit costs	27.7	25.2	28.8
Payroll taxes	18.9	19.2	18.9
Defined-benefit pension plan and defined-contribution plan expenses, net	16.4	21.1	7.9
Stock-based compensation	6.7	6.1	5.9
Total	$313.1	$308.0	$282.5
NOTE 19. OPERATING LEASES
We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rent expense was $10.4 million, $5.8 million and $5.8 million in 2016, 2015, and 2014, respectively.

Future minimum payments at December 31, 2016 by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Total Minimum Lease Payments
Scheduled minimum lease payments
2017	$8.2
2018	7.7
2019	7.3
2020	6.8
2021	2.4
Thereafter	1.6
Total	$34.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 19. OPERATING LEASES (continued)
Amounts above include lease obligations due to AWI under our Campus Lease Agreement, which we entered into upon Separation.

NOTE 20. SHAREHOLDERS' EQUITY
The balance of each component of AOCI, net of tax, is presented in the table below.

	December 31, 2016	December 31, 2015
Foreign currency translation adjustments	$0.5	$0.1
Derivative gain, net	0.5	2.3
Pension and postretirement adjustments	(60.8)	(0.4)
Accumulated other comprehensive (loss) income	$(59.8)	$2.0

The amounts and related tax effects allocated to each component of other comprehensive (loss) in 2016, 2015 and 2014 are presented in the table below.

	Pre-tax Amount	Tax Benefit	After-tax Amount
2016
Foreign currency translation adjustments	$(8.2)	$—	$(8.2)
Derivative (loss), net	(2.0)	0.4	(1.6)
Pension and postretirement adjustments	3.3	(1.1)	2.2
Total other comprehensive (loss)	$(6.9)	$(0.7)	$(7.6)

2015
Foreign currency translation adjustments	$(12.1)	$—	$(12.1)
Derivative gain, net	0.6	—	0.6
Postretirement adjustments	(0.2)	—	(0.2)
Total other comprehensive (loss)	$(11.7)	$—	$(11.7)

2014
Foreign currency translation adjustments	$(8.7)	$—	$(8.7)
Derivative (loss), net	(1.1)	—	(1.1)
Postretirement adjustments	(0.2)	—	(0.2)
Total other comprehensive (loss)	$(10.0)	$—	$(10.0)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 20. SHAREHOLDERS' EQUITY (continued)
The following table summarizes the activity, by component, related to the change in AOCI for the three years ended December 31, 2016.

	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2014	$12.2	$1.7	$(0.2)	$13.7
Other comprehensive (loss) income before reclassifications, net of tax	(12.1)	4.4	(0.2)	(7.9)
Amounts reclassified from accumulated other comprehensive income	—	(3.8)	—	(3.8)
Net current period other comprehensive (loss) income	(12.1)	0.6	(0.2)	(11.7)
Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Net transfer from AWI	8.6	(0.2)	(62.6)	(54.2)
Other comprehensive (loss) before reclassifications, net of tax	(8.2)	(0.6)	(0.9)	(9.7)
Amounts reclassified from accumulated other comprehensive income	—	(1.0)	3.1	2.1
Net current period other comprehensive (loss) income	(8.2)	(1.6)	2.2	(7.6)
Balance, December 31, 2016	$0.5	$0.5	$(60.8)	$(59.8)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 20. SHAREHOLDERS' EQUITY (continued)
The amounts reclassified from AOCI and the affected line item of the Consolidated Statements of Operations and Comprehensive Income (Loss) are presented in the table below.

	Year Ended December 31,
	2016	2015	Affected Line Item
Derivative Adjustments:
Foreign exchange contracts - purchases	$0.3	$0.7	Cost of goods sold
Foreign exchange contracts - sales	(1.8)	(4.5)	Net sales
Total income before tax	(1.5)	(3.8)
Tax impact	0.5	—	Income tax expense
Total income, net of tax	(1.0)	(3.8)
Pension and Postretirement Adjustments:
Prior service cost amortization	0.1	—	Selling, general and administrative expenses
Amortization of net actuarial loss	2.0	—	Cost of goods sold
Amortization of net actuarial loss	2.7	—	Selling, general and administrative expenses
Total expense before tax	4.8	—
Tax impact	(1.7)	—	Income tax expense
Total expense, net of tax	3.1	—
Total reclassifications for the period	$2.1	$(3.8)
NOTE 21. SUPPLEMENTAL FINANCIAL INFORMATION

	Year Ended December 31,
	2016	2015	2014
Selected operating expenses
Research and development costs	$12.7	$11.4	$10.8
Advertising costs	4.2	2.8	3.8
NOTE 22. RELATIONSHIP WITH AWI
Allocation of general corporate and other expenses
These Consolidated Financial Statements include expense allocations for certain functions provided by AWI, including, but not limited to finance, legal, information technology, and human resources, as well as pension expenses for periods prior to the Spin-off. In 2014 and 2015, these expenses were allocated on the basis of direct usage when identifiable, with the remainder allocated on the basis of revenue, headcount, or other measures. Beginning in the first quarter of 2016, such expenses were incurred directly by our segments. No expenses were allocated to us after the Separation.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 22. RELATIONSHIP WITH AWI (continued)
The presentation of these costs allocated to us by AWI in our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
	2016	2015	2014
Expense, net:
Cost of goods sold	$—	$10.0	$0.8
Selling, general and administrative expenses	0.5	34.3	33.4
Other expense, net	0.3	3.5	5.3
Total	$0.8	$47.8	$39.5

The increase in costs of goods sold allocated to AFI in 2015 in comparison to 2014 was primarily due to increases in U.S. pension costs from Shared Plans.

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

The Employee Matters Agreement governs certain compensation and employee benefit obligations with respect to the current and former employees and non-employee directors of AFI and AWI. Pursuant to this agreement and in connection with the Distribution, AWI transferred assets and liabilities from the Shared Plans sponsored by AWI to AFI that relate to active AFI employees and certain former AFI employees to mirror plans established by AFI.

Pursuant to the Trademark License Agreement, AWI provided AFI with a perpetual, royalty-free license to use the “Armstrong” trade name and logo.

Pursuant to the Transition Trademark License agreement, AFI provided AWI with a five-year, royalty-free license to use the “Inspiring Great Spaces” tagline, logo and related color scheme.

Under the Campus Lease Agreement, AFI leased certain portions of AWI’s campus for use as AFI's corporate headquarters. The Campus Lease Agreement provides for an initial term of five years from April 1, 2016. Rent expense

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 22. RELATIONSHIP WITH AWI (continued)
was $4.2 million in 2016. Minimum rent expense is expected to be $5.6 million per annum for the years 2017 - 2020, and $1.4 million in 2021, notwithstanding any renewals or additional charges.

NOTE 23. LITIGATION AND RELATED MATTERS
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
Summary of Financial Position
There were no material liabilities recorded at December 31, 2016 and December 31, 2015 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. Until October 2014, we also operated a plant in Kunshan, China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. As a result, we have been directly involved in the multilayered wood flooring-related litigation at DOC and in the U.S. courts. Our consistent view through the course of this matter has been, and remains, that our imports are neither dumped nor subsidized. In 2013, in the sole DOC investigation of AWI and its subsidiaries (as a mandatory respondent in connection with the first annual administrative review), Armstrong Kunshan received a final CVD rate of 0.98% and a final AD rate of 0.00%.
Litigation regarding this matter has continued in the U.S. courts.  Armstrong Kunshan as well as other respondents have appealed the DOC’s original decision to apply an AD rate to AWI and its subsidiaries and other “separate rate”

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 23. LITIGATION AND RELATED MATTERS (continued)
respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit ("CAFC").  The CAFC, on February 15, 2017, found that DOC did not make the requisite factual findings necessary to support its original investigation determination.  The CAFC vacated and remanded the Court of International Trade decision for further proceedings.  Success in the subsequent remand proceedings (and any further appeals) could result in a revocation of the AD order with respect to Armstrong and other separate rate respondents.
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
The second administrative review period covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). In July 2015, the DOC issued a final “all others” CVD rate of 0.99% and a 13.74% AD rate. The AD rate was determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We, along with other respondents, have filed complaints against DOC challenging the rate in the U.S. Court of International Trade with a decision expected in 2017. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4.6 million, which is recorded in accounts payable and accrued expenses. The court granted the preliminary injunction requested by plaintiffs on August 13, 2015, and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case.
The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May 16, 2016 the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We continue to defend our import practices by pursuing our available legal rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $5.9 million, which is recorded in accounts payable and accrued expenses. We successfully filed an injunction request. The court granted the preliminary injunction on January 4, 2017 and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case. The preliminary injunction also ensures that Armstrong’s entries made during the 2013-14 review period will ultimately be liquidated in accordance with the final decision by the courts.
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
Other Claims
We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors, relationships with competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 23. LITIGATION AND RELATED MATTERS (continued)
cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, liquidity or results of operations.
NOTE 24. EARNINGS PER SHARE OF COMMON STOCK

The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Year Ended December 31,
	2016	2015	2014
Numerator
Income (loss) from continuing operations	$7.5	$(10.3)	$9.5
Net earnings (loss) from discontinued operations	1.7	39.9	(40.0)
Net income (loss)	$9.2	$29.6	$(30.5)

Denominator
Weighted average number of common shares outstanding	27,773,434	27,738,779	27,738,779
Weighted average number of vested shares not yet issued	91,903	—	—
Weighted average number of common shares outstanding - Basic	27,865,337	27,738,779	27,738,779
Dilutive stock-based compensation awards outstanding	212,147	—	—
Weighted average number of common shares outstanding - Diluted	28,077,484	27,738,779	27,738,779

On April 1, 2016, AWI distributed 27,738,779 shares of AFI's common stock to AWI’s shareholders. Basic and diluted earnings per common share for the years ended December 31, 2015 and 2014 were calculated using the shares distributed on April 1, 2016.

Diluted earnings per share is calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during each period determined using the treasury stock method.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met. Performance awards representing 646,698 shares for the year ended December 31, 2016 were excluded from the computation of diluted earnings per share as the performance conditions have not yet been met. Awards representing 201,994 shares for the year ended December 31, 2016 were excluded from the computation of diluted earnings per share calculated under the treasury stock method.

NOTE 25. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

See Note 2 to the Consolidated Financial Statements regarding the effect of a change in accounting principle.

	2016 Quarter Ended
	As Adjusted (Note 2)	As Adjusted (Note 2)	As Adjusted (Note 2)	As Reported
	March 31	June 30	September 30	December 31
Net sales	$284.4	$323.7	$313.4	$271.7
Gross profit	49.9	65.2	70.0	45.0
Income (loss) from continuing operations	(2.5)	7.0	9.3	(6.3)
Per share of common stock:
Basic	$(0.08)	$0.25	$0.33	$(0.23)
Diluted	(0.08)	0.25	0.33	(0.23)

	2015 Quarter Ended
	As Adjusted (Note 2)
	March 31	June 30	September 30	December 31
Net sales	$259.4	$326.6	$322.6	$280.1
Gross profit	40.0	60.2	57.0	38.5
Income (loss) from continuing operations	(5.1)	5.0	2.9	(13.1)
Per share of common stock:
Basic	$(0.18)	$0.18	$0.11	$(0.47)
Diluted	(0.18)	0.18	0.11	(0.47)

The net sales and gross profit amounts above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the anti-dilutive effect in certain quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

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

As of December 31, 2016, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Management Report on Internal Control over Financial Reporting

This, our first Form 10-K, does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Management will provide an assessment of the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will report on such assertion as of December 31, 2017.

Changes in Internal Controls over Financial Reporting

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

No other material change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company (as of March 6, 2017):

Name; Company Position	Age	Other Business Experience During the Last Five Years*
Donald R. Maier, President and CEO Director	52	Armstrong World Industries, Inc. EVP & CEO, Flooring Products (2014 to 2016) SVP, Global Operations Excellence (2010 to 2014)
John “Jay” W. Thompson, SVP & CFO	48	Armstrong World Industries, Inc. CFO, Flooring Products (2015 to 2016); TPG Global CFO and Senior Finance positions for various portfolio companies (2011 to 2015)
Joseph N. Bondi, SVP and North America Residential	50
Armstrong World Industries, Inc.
   VP, Flooring Products, Residential, North America (2014 to 2016)
North American Specialty Products LLC, formerly CertainTeed
   VP and General Manager (2013 to 2014)
VP and General Manager, Pipe and Foundation (2009 to 2013)

Dominic C. Rice, SVP and North America Commercial	56	Armstrong World Industries, Inc. VP, Flooring Products, Commercial (2010 to 2016)
John C. Bassett, SVP, Human Resources	54
Armstrong World Industries, Inc.
   VP, Flooring Products, Human Resources (2014 to 2016)
General Manager, Flooring Products, Hardwood Manufacturing (2012 to 2014)
VP, Human Resources, Global Operating & Supply Chain (2010 to 2012)

Christopher S. Parisi, SVP, General Counsel, Secretary & Chief Compliance Officer	46	Armstrong World Industries, Inc. VP, Associate General Counsel and Secretary (2014 to 2016) VP, Corporate Governance (2011 to 2014)
Kimberly Z. Boscan, VP and Controller	51
Armstrong World Industries, Inc.
   VP and Controller, Flooring Products (2015 to 2016)
Zeiser Boscan Enterprises, LLC & Vaco Indianapolis, LLC
Management Consultant (2012 to 2015)
Mead Johnson Nutrition
  Assistant Controller (2008 to 2012)

_____________
* Each executive officer listed above has been in the position set forth below his or her name since March 30, 2016. Information in parentheses regarding previously held positions indicates the duration the executive officer held the position.

All executive officers are elected by our board of directors to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

Code of Ethics

We have adopted a Code of Business Conduct that applies to all employees, executives and directors, specifically including our CEO, our CFO and our Controller. We have also adopted a Code of Ethics for Financial Professionals (together with the Code of Business Conduct, the “Codes of Ethics”) that applies to all professionals in our finance and accounting functions worldwide, including our Chief Financial Officer and our Controller.

The Codes of Ethics are intended to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable public disclosures;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Codes of Ethics; and

•	accountability for compliance with the Codes of Ethics.

The Codes of Ethics are available at https://www.armstrongflooring.com/corporate/codes-policies.html and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer also must be reviewed in advance by the Nominating and Governance Committee of the Board of Directors, which would be responsible for making a recommendation to the Board of Directors for approval or disapproval. The Board of Directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange. We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2016 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2017 annual meeting of stockholders to be filed no later than May 1, 2017.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors - Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2017 annual meeting of stockholders to be filed no later than May 1, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2017 annual meeting of stockholders to be filed no later than May 1, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2017 annual meeting of stockholders to be filed no later than May 1, 2017.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2017 annual meeting of stockholders to be filed no later than May 1, 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) - Financial Statements are included in Part II, Item 8 of the Annual Report on Form 10-K.

(a)(2) - Schedule II - Valuation and Qualifying Accounts is submitted as a separate section of this report. Schedules I, III, IV and V are not applicable to the Company and, therefore, have been omitted.

(a)(3) - Listing of Exhibits

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

10.8
Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 4, 2016).*

10.9
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow. (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.10
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.11
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Free Cash Flow (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.12
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - EBITDA(incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.13
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash.(incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.14
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.15
Form of 2016 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.16
Form of 2016 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash(incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.17
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 4, 2016).*

10.18
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).*

10.19
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.20
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.21
Form of Change in Control Severance Agreement (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.22
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.23
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.24
Form of Severance Agreement between David S. Schulz and Armstrong World Industries, Inc. (incorporated by reference to Exhibit 10.3 to Armstrong World Industries, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2015).*

10.25
Schedule of Parties to Indemnification Agreement (incorporated by reference to Exhibit 10.25 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on November 10, 2016).

18.1	Preferability Letter of Independent Registered Public Accounting Firm. †

21.1	Subsidiaries of Armstrong Flooring, Inc. †

23.1	Consent of Independent Registered Public Accounting Firm.†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.

SCHEDULE II
Armstrong Flooring, Inc.
Valuation and Qualifying Reserves
(Dollars in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2014
Provision for bad debts	$0.7	$0.6	$(0.6)	$0.7
Provision for discounts	8.7	78.5	(78.6)	8.6
Provision for warranties	6.9	12.7	(11.9)	7.7
Reserve for inventories	1.0	1.0	(0.8)	1.2

2015
Provision for bad debts	$0.7	$0.3	$(0.1)	$0.9
Provision for discounts	8.6	86.6	(85.6)	9.6
Provision for warranties	7.7	9.9	(10.3)	7.3
Reserve for inventories	1.2	1.4	(1.4)	1.2

2016
Provision for bad debts	$0.9	$0.1	$(0.4)	$0.6
Provision for discounts	9.6	81.5	(85.4)	5.7
Provision for warranties	7.3	11.8	(11.6)	7.5
Reserve for inventories	1.2	1.2	(1.0)	1.4

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	March 6, 2017

By:	/s/ Donald R. Maier

Donald R. Maier
Director, President and Chief Executive Officer
(As Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AFI:

/s/ Donald R. Maier	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2017
Donald R. Maier
/s/ John W. Thompson	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2017
John W. Thompson
/s/ Kimberly Z. Boscan	Vice President and Controller (Principal Accounting Officer)	March 6, 2017
Kimberly Z. Boscan
/s/ Michael F. Johnston	Director	March 6, 2017
Michael F. Johnston
/s/ Kathleen S. Lane	Director	March 6, 2017
Kathleen S. Lane
/s/ Jeffrey Liaw	Director	March 6, 2017
Jeffrey Liaw
/s/ Michael W. Malone	Director	March 6, 2017
Michael W. Malone
/s/ Larry S. McWilliams	Director	March 6, 2017
Larry S. McWilliams
/s/ James C. Melville	Director	March 6, 2017
James C. Melville
/s/ James J. O'Connor	Director	March 6, 2017
James J. O'Connor
/s/ Jacob H. Welch	Director	March 6, 2017
Jacob H. Welch