Form 10-Q
period 2017-03-31
Armstrong Flooring, Inc.
filed 2017-05-08
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes   ☑ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The Registrant had 27,663,494 shares of common stock, $0.0001 par value, outstanding at May 1, 2017.

Armstrong Flooring, Inc.

When we refer to “AFI,” “we,” “our” and “us”, we are referring to Armstrong Flooring, Inc. and its subsidiaries.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our residential and commercial markets and their effect on our operating results, and our ability to increase revenues, earnings and EBITDA (as such terms are defined by documents incorporated by reference herein). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions;

•	construction activity;

•	competition;

•	key customers;

•	availability and costs of raw materials and energy;

•	recent plant construction;

•	international operations;

•	intellectual property rights;

•	cost saving and productivity initiatives;

•	strategic transactions;

•	labor;

•	information systems;

•	claims and litigation;

•	defined-benefit plan obligations;

•	liquidity;

•	debt covenants;

•	debt;

•	negative tax consequences;

•	outsourcing;

•	environmental matters; and

•
other risks detailed from time to time in our filings with the Securities and Exchange Commission (the "SEC"), press releases, and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and in the documents incorporated by reference.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Net sales	$265.2	$284.4
Cost of goods sold	218.1	234.5
Gross profit	47.1	49.9
Selling, general and administrative expenses	56.7	51.8
Operating (loss)	(9.6)	(1.9)
Interest expense	0.5	—
Other (income) expense, net	(0.2)	0.1
(Loss) from continuing operations before income taxes	(9.9)	(2.0)
Income tax (benefit) expense	(2.1)	0.5
(Loss) from continuing operations	(7.8)	(2.5)
Gain on disposal of discontinued operations, net of tax	—	1.7
Net (loss)	(7.8)	(0.8)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.5	(4.1)
Derivatives (loss)	(0.4)	(1.8)
Postretirement adjustments	1.2	0.1
Total other comprehensive income (loss)	2.3	(5.8)
Total comprehensive (loss)	$(5.5)	$(6.6)

Basic (loss) per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(0.28)	$(0.09)
Basic earnings per share of common stock from discontinued operations	—	0.06
Basic (loss) per share of common stock	$(0.28)	$(0.03)
Diluted (loss) per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(0.28)	$(0.09)
Diluted earnings per share of common stock from discontinued operations	—	0.06
Diluted (loss) per share of common stock	$(0.28)	$(0.03)

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$33.3	$30.6
Accounts and notes receivable, net	91.4	76.0
Inventories, net	287.4	272.1
Income tax receivable	7.7	2.4
Prepaid expenses and other current assets	19.5	23.8
Total current assets	439.3	404.9
Property, plant, and equipment, less accumulated depreciation and amortization of $348.7 and $336.8, respectively	440.6	445.2
Prepaid pension costs	0.6	0.2
Intangible assets, net	42.8	42.6
Deferred income taxes	4.6	4.5
Other non-current assets	7.1	7.0
Total assets	$935.0	$904.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$147.8	$163.0
Income tax payable	0.4	0.4
Total current liabilities	148.2	163.4
Long-term debt	73.2	21.2
Postretirement benefit liabilities	74.4	75.5
Pension benefit liabilities	1.5	1.6
Other long-term liabilities	9.4	9.1
Noncurrent income taxes payable	1.2	1.7
Deferred income taxes	14.2	8.4
Total liabilities	322.1	280.9
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,097,421 issued and 27,830,209 outstanding shares in 2017 and 27,895,671 issued and outstanding shares in 2016	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 267,212 shares in 2017	(4.9)	—
Additional paid-in capital	673.1	673.3
Retained earnings	2.2	10.0
Accumulated other comprehensive (loss)	(57.5)	(59.8)
Total stockholders’ equity	612.9	623.5
Total liabilities and stockholders’ equity	$935.0	$904.4
See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

					Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—	—	—	(7.8)	(7.8)
Repurchase of common stock	(267,212)	—	267,212	(4.9)	—	—	—	—	(4.9)
Stock-based employee compensation, net	201,750	—	—	—	—	1.1	—	—	1.1
Net transfers to AWI	—	—	—	—	(1.3)	—	—	—	(1.3)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	1.3	(1.3)	—	—	—
Other comprehensive income	—	—	—	—	—	—	2.3	—	2.3
March 31, 2017	27,830,209	$—	267,212	$(4.9)	$—	$673.1	$(57.5)	$2.2	$612.9

December 31, 2015	—	$—	—	$—	$622.0	$—	$2.0	$—	$624.0
Net (loss)	—	—	—	—	(0.8)	—	—	—	(0.8)
Net transfers from AWI	—	—	—	—	54.3	—	—	—	54.3
Other comprehensive (loss)	—	—	—	—	—	—	(5.8)	—	(5.8)
March 31, 2016	—	$—	—	$—	$675.5	$—	$(3.8)	$—	$671.7

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net (loss)	$(7.8)	$(0.8)
Adjustments to reconcile net (loss) to net cash used for operating activities:
Depreciation and amortization	11.6	11.4
Deferred income taxes	3.9	(0.8)
Stock-based compensation	1.5	—
U.S. pension expense	2.3	—
Other non-cash adjustments, net	0.7	—
Changes in operating assets and liabilities:
Receivables	(15.0)	(26.7)
Inventories	(14.7)	0.7
Accounts payable and accrued expenses	(9.2)	(17.2)
Income taxes payable	(6.2)	0.3
Other assets and liabilities	(0.5)	3.5
Net cash used for operating activities	(33.4)	(29.6)
Cash flows from investing activities:
Purchases of property, plant and equipment	(12.7)	(7.9)
Other investing activities	0.1	0.3
Net cash used for investing activities	(12.6)	(7.6)
Cash flows from financing activities:
Proceeds from revolving credit facility	52.0	—
Payments of long-term debt	—	(10.0)
Payments of Treasury stock acquired	(4.9)	—
Proceeds from exercised stock options	1.1	—
Net transfers from AWI	—	47.3
Net cash provided by financing activities	48.2	37.3
Effect of exchange rate changes on cash and cash equivalents	0.5	(0.1)
Net increase in cash and cash equivalents	2.7	—
Cash and cash equivalents at beginning of year	30.6	—
Cash and cash equivalents at end of period	$33.3	$—
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$4.8	$4.1
Interest paid	0.5	—
Income taxes (refunded) net	(0.1)	—

See accompanying notes to condensed consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Background
Armstrong Flooring, Inc. (“AFI”) is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. AFI designs, manufactures, sources and sells resilient and wood flooring products in North America and the Pacific Rim. When we refer to "AFI," "the Company," "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc., a Delaware corporation, and its consolidated subsidiaries.
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
For periods prior to April 1, 2016, AFI was comprised of certain stand-alone legal entities for which discrete financial information was available, as well as portions of legal entities for which discrete financial information was not available ("Shared Entities"). For the Shared Entities for which discrete financial information was not available, such as shared utilities, taxes, and other shared costs, allocation methodologies were applied to allocate amounts to AFI. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for these periods include all revenues and costs attributable to AFI, including costs for facilities, functions and services used by AFI. The results of operations for those periods also include allocations of costs for administrative functions and services performed on behalf of AFI by centralized staff groups within AWI, AWI’s general corporate expenses and certain pension and other retirement benefit costs for those periods. All of the allocations and estimates in the Condensed Consolidated Financial Statements are based on assumptions that AFI management believes are reasonable.
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
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

allowances for bad debts, inventory obsolescence, lower of cost or market charges, lower of cost or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three months ended March 31, 2017 and 2016 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
Except as noted below, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2016. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
During the fourth quarter of 2016, we changed the method of accounting for our Wood Flooring inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As a result of this accounting change, comparative financial statements of prior periods have been adjusted to apply the new method retrospectively. See additional disclosure regarding this change within the notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The change from LIFO to FIFO decreased Cost of goods sold for the three months ended March 31, 2016 by $2.7 million and increased Income tax expense by $0.9 million, resulting in a decrease in Net loss of $1.8 million from $2.6 million to $0.8 million. This accounting change also increased Net AWI Investment at March 31, 2016 by $8.6 million from $666.9 million to $675.5 million.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2017 presentation.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Standards
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." The guidance requires that inventory that is measured on a first in first out or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the last in first out basis or the retail recovery method, there is no change to current measurement requirements. This new guidance was effective for annual reporting periods beginning after December 15, 2016. We applied this guidance prospectively and there was no material impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.
Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Expedients," which clarifies certain narrow provisions of ASU 2014-09. These ASUs are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. During the first quarter of 2017, we began our assessment of the new standard with a focus on identifying the performance obligations included within our revenue arrangements with customers. We have not selected a transition method and are currently evaluating the impact these ASUs will have on our financial condition, results of operations and cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires the service cost component of net benefit cost to be presented in the income statement line items with compensation cost and all other components of net benefit cost to be presented outside operating income. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted but only at the beginning of an annual period. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows.

NOTE 2. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's board of directors approved the cessation of funding to its DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in 2014 resulted in presenting DLW for all historical periods prior to the Separation as a discontinued operation. However, the insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015. In determining the U.S. tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115.0 million, were considered proceeds. However, pension deductions for tax purposes result only when the benefit payments are made. Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million was recorded in the first quarter of 2015 within discontinued operations for the tax benefit of the future pension deductions. AWI is solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the DLW insolvency proceedings. Therefore, DLW is excluded from our balance sheets, results of operations and cash flows after the Spin-off. Pursuant to the separation agreements between us and AWI, future claims related to DLW will remain the financial responsibility of AWI.
The following is a summary of the operating results of DLW, which are reflected in these Condensed Consolidated Financial Statements for periods prior to the Separation.

	Three Months Ended March 31,
	2017	2016
(Loss) on disposal of discontinued operations before income tax	$—	$(0.1)
Income tax benefit	—	1.8
Gain on disposal of discontinued operations, net of tax	$—	$1.7

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

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
The presentation of these costs allocated to us by AWI in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended March 31,
	2017	2016
Expense, net:
Selling, general and administrative expenses	—	0.5
Other expense, net	—	0.3
Total	$—	$0.8

In the first quarter of 2017, we recorded an adjustment of $1.3 million to the tax attributes assumed upon separation.

NOTE 4. INCOME TAXES

	Three Months Ended March 31,
	2017	2016
(Loss) from continuing operations before income taxes	$(9.9)	$(2.0)
Income tax (benefit) expense	(2.1)	0.5
Effective tax rate	21.2%	(25.0)%
We recorded an income tax benefit for the first quarter of 2017 compared to an income tax expense in the same period in 2016, primarily due to the geographic distribution of earnings, AFI operating as a part of AWI prior to April 1, 2016 and discrete tax benefits associated with stock compensation windfalls.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While AFI has no history of tax audits on a stand-alone basis, AWI was routinely audited by U.S. federal, state and local, and non-U.S. taxing authorities. Accordingly, AFI regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2017 to AFI's unrecognized tax benefits as of December 31, 2016.
As of March 31, 2017, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 5. EARNINGS PER SHARE OF COMMON STOCK

The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three Months Ended March 31,
	2017	2016
Numerator
(Loss) from continuing operations	$(7.8)	$(2.5)
Gain on disposal of discontinued operations, net tax	—	1.7
Net (loss)	$(7.8)	$(0.8)

Denominator
Weighted average number of common shares outstanding	27,923,001	27,738,779
Weighted average number of vested shares not yet issued	93,595	—
Weighted average number of common shares outstanding - Basic	28,016,596	27,738,779
Dilutive stock-based compensation awards outstanding	—	—
Weighted average number of common shares outstanding - Diluted	28,016,596	27,738,779

On April 1, 2016, AWI distributed 27,738,779 shares of AFI's common stock to AWI’s shareholders. Basic and diluted loss per common share for the three months ended March 31, 2016 were calculated using the shares distributed on April 1, 2016.

The diluted loss per share is calculated using basic common shares outstanding as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met. Performance awards representing 798,972 shares for the three months ended March 31, 2017 were excluded from the computation of diluted earnings per share as the performance conditions have not yet been met. Awards representing 842,901 shares for the three months ended March 31, 2017 were excluded from the computation of diluted earnings per share calculated under the treasury stock method.

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE

The following table presents accounts and note receivables, net of allowances:

	March 31, 2017	December 31, 2016
Customer receivables	$105.2	$84.3
Miscellaneous receivables	2.2	5.5
Less: allowance for product warranties, discounts, and losses	(16.0)	(13.8)
Total	$91.4	$76.0
Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Allowance for product warranties represents expected reimbursements for cost associated with warranty repairs, the majority of which is provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.

The following table summarizes the activity for the allowance for product warranties:

	Three Months Ended March 31,
	2017	2016
Balance as of January 1,	$(7.5)	$(7.3)
Reductions for payments	2.9	2.3
Current year warranty accruals	(3.4)	(2.5)
Balance as of March 31,	$(8.0)	$(7.5)
NOTE 7. INVENTORIES
The following table presents details related to our inventories, net:

	March 31, 2017	December 31, 2016
Finished goods	$171.8	$159.9
Goods in process	17.3	18.1
Raw materials and supplies	98.3	94.1
Total	$287.4	$272.1
NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	March 31, 2017	December 31, 2016
Payables, trade and other	$113.1	$123.4
Employment costs	20.5	23.3
Other accrued expenses	14.2	16.3
Total	$147.8	$163.0
NOTE 9. SEVERANCE EXPENSE
In the first quarter of 2017, we announced that we are combining our commercial and residential go-to-market structures and related organization. The new structure is designed to provide enhanced support and responsiveness to retailers and contractors and to foster greater alignment with distributors, which cover both commercial and residential markets. As a result of this reorganization, approximately 40 positions are being eliminated, and the impacted employees are eligible for severance benefits. We recognized charges of $4.6 million in selling, general and administrative (“SG&A”) expense as a result of this reorganization, of which $2.7 million and $1.9 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
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
Effective April 1, 2016, upon separation from AWI, AFI created defined benefit-pension and postretirement plans which provide North American employees and retirees who previously participated in the Shared Plans the same defined-benefit pension and postretirement benefits previously provided by AWI. AFI also retained the AFI Postretirement Plan described above.
The following table summarizes our pension and postretirement expense (income).

	Three Months Ended March 31,
	2017	2016
AFI Plans:
Defined-benefit pension, U.S.
Service cost	$1.4	$—
Interest cost	3.9	—
Expected return on plan assets	(5.6)	—
Amortization of prior service cost	0.1	—
Amortization of net actuarial loss	2.5	—
Total, defined-benefit pension, U.S.	$2.3	$—
Defined-benefit pension, Canada
Interest cost	$0.2	$—
Expected return on plan assets	(0.2)	—
Total, defined-benefit pension, Canada	$—	$—
Defined-benefit postretirement, U.S.
Service cost	$0.1	$—
Interest cost	0.8	0.1
Amortization of net actuarial gains	(0.6)	—
Total defined-benefit postretirement, U.S.	$0.3	$0.1
Shared Plans:
Defined-benefit pension, U.S.	$—	$2.2
Defined-benefit pension, Canada	—	0.1
Defined-benefit postretirement, U.S.	—	(0.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The balance of each component of AOCI, net of tax, is presented in the table below.

	March 31, 2017	December 31, 2016
Foreign currency translation adjustments	$2.0	$0.5
Derivative gain, net	0.1	0.5
Pension and postretirement adjustments	(59.6)	(60.8)
Accumulated other comprehensive (loss)	$(57.5)	$(59.8)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$0.5	$0.5	$(60.8)	$(59.8)
Other comprehensive income (loss) before reclassifications, net of tax	1.5	(0.5)	(0.1)	0.9
Amounts reclassified from accumulated other comprehensive income	—	0.1	1.3	1.4
Net current period other comprehensive income (loss)	1.5	(0.4)	1.2	2.3
Balance, March 31, 2017	$2.0	$0.1	$(59.6)	$(57.5)

Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Other comprehensive (loss) income before reclassifications, net of tax	(4.1)	(1.2)	0.1	(5.2)
Amounts reclassified from accumulated other comprehensive income	—	(0.6)	—	(0.6)
Net current period other comprehensive (loss) income	(4.1)	(1.8)	0.1	(5.8)
Balance, March 31, 2016	$(4.0)	$0.5	$(0.3)	$(3.8)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are presented in the table below:

	Three Months Ended March 31,
	2017	2016	Affected Line Item
Derivative Adjustments:
Foreign exchange contracts - purchases	$—	$0.1	Cost of goods sold
Foreign exchange contracts - sales	0.1	(1.0)	Net sales
Total expense before tax	0.1	(0.9)
Tax impact	—	0.3	Income tax expense
Total expense, net of tax	0.1	(0.6)
Pension and Postretirement Adjustments:
Prior service cost amortization	0.1	—	Cost of goods sold
Amortization of net actuarial loss	1.0	—	Cost of goods sold
Amortization of net actuarial loss	0.9	—	Selling, general and administrative expenses
Total expense before tax	2.0	—
Tax impact	(0.7)	—	Income tax (benefit) expense
Total expense, net of tax	1.3	—
Total reclassifications for the period	$1.4	$(0.6)
NOTE 12. SEGMENT INFORMATION
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and luxury vinyl tile (“LVT”) flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, linoleum products, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, flooring contractors and to the manufactured homes industry, and through secured specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species, and dimensions, as well as related accessories. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and through secured specifications with regional and national builders. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer OEM basis to other flooring companies.
Segment operating income is the measure of segment profit reviewed by our Chief Operating Decision Maker. The sum of the segments’ operating income equals the total combined operating income as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables summarize segment performance:

	Three Months Ended March 31,
	2017	2016
Net sales to external customers
Resilient Flooring	$160.5	$163.9
Wood Flooring	104.7	120.5
Total net sales to external customers	$265.2	$284.4

Segment operating income (loss)
Resilient Flooring	$(5.0)	$(5.4)
Wood Flooring	(4.6)	3.5
Total operating loss	$(9.6)	$(1.9)

	March 31, 2017	December 31, 2016
Segment assets
Resilient Flooring	$529.8	$514.3
Wood Flooring	360.8	354.7
Unallocated	44.4	35.4
Total assets	$935.0	$904.4

Unallocated segment assets primarily consist of cash and deferred income taxes.
NOTE 13. LITIGATION AND RELATED MATTERS
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded at March 31, 2017 and December 31, 2016 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

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
NOTE 14. SUBSEQUENT EVENT
On May 7, 2017, we signed a definitive agreement to acquire assets of the vinyl composition tile business of Mannington Mills, Inc. for a purchase price of $36 million. In addition, Mannington would be eligible to receive earnout payments based on volume retention metrics through mid-2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
			Change
(Dollars in millions)	2017	2016	$	%
Net sales	$265.2	$284.4	$(19.2)	(6.8)%
Cost of goods sold	218.1	234.5	(16.4)	(7.0)%
Gross profit	47.1	49.9	(2.8)	(5.7)%
Selling, general and administrative expenses	56.7	51.8	4.9	9.5%
Operating (loss)	(9.6)	(1.9)	(7.7)	NM
Interest expense	0.5	—	0.5
Other (income) expense, net	(0.2)	0.1	(0.3)
(Loss) from continuing operations before income taxes	(9.9)	(2.0)	(7.9)
Income tax (benefit) expense	(2.1)	0.5	(2.6)
(Loss) from continuing operations	(7.8)	(2.5)	(5.3)
Gain on disposal of discontinued operations, net of tax	—	1.7	(1.7)
Net (loss)	$(7.8)	$(0.8)	$(7.0)
____________
NM: not meaningful

For the three months ended March 31, 2017, net sales decreased by $19.2 million, or 6.8% and operating loss increased by $7.7 million compared to the three months ended March 31, 2016. The decline in net sales and increase in operating loss largely reflected results in our Wood Flooring segment; however our Resilient Flooring segment also experienced lower net sales but had improved operating income. Included in the operating loss for the 2017 period was $4.6 million of severance expense resulting from our actions to combine our commercial and residential go-to-market structures and related organization. See Note 9 to the Unaudited Condensed Consolidated Financial Statements for additional information regarding severance expense.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Results
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended March 31,		Change		Percentage Point Change Due to

(Dollars in millions)	2017	2016	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$160.5	$163.9	(3.4)	(2.1)%	(1.6)	(1.1)	0.4	0.2
Wood Flooring	104.7	120.5	(15.8)	(13.1)%	(0.9)	(13.4)	1.0	0.2
Total	$265.2	$284.4	(19.2)	(6.8)%
In our Resilient Flooring segment, net sales for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016 primarily due to lower price and volume, partially offset by favorable mix. The decline in net sales reflected lower sales in our North America legacy products, which include vinyl sheet, vinyl tile and laminate products. The legacy product sales decline was partially offset by higher sales of LVT, which continued to achieve double-digit growth.
In our Wood Flooring segment, net sales for the three months ended March 31, 2017 decreased compared to the three months ended March 31, 2016 primarily due to lower volume. The decline in volume primarily reflected lower sales to strategic customers due to an inventory buildup by strategic customers in the prior year quarter and continued competitive pressures.
Operating (Loss) Income

Operating (loss) income by segment is shown in the table below:

	Three Months Ended March 31,

(Dollars in millions)	2017	2016	Change
Resilient Flooring	$(5.0)	$(5.4)	$0.4
Wood Flooring	(4.6)	3.5	(8.1)
Total	$(9.6)	$(1.9)	$(7.7)

In our Resilient Flooring segment, operating results for the three months ended March 31, 2017 improved compared to the three months ended March 31, 2016. The improvement reflected lower manufacturing costs, including lower costs related to our Lancaster LVT operations compared to the prior-year period and overhead cost absorption, mostly offset by the impact of lower sales and higher SG&A expenses. SG&A expenses included severance expense of $2.7 million in 2017.

In our Wood Flooring segment, operating results for the three months ended March 31, 2017 declined compared to the three months ended March 31, 2016. The decline primarily reflected the impact of lower sales, higher lumber costs and higher SG&A expenses, partially offset by lower manufacturing costs. SG&A expenses included severance expense of $1.9 million in 2017.

Other (income) expense, net: Other (income) expense, net of $(0.2) million and $0.1 million for the three months ended March 31, 2017 and 2016, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense: We recorded an income tax benefit for the first quarter of 2017 of $2.1 million compared to income tax expense of $0.5 million in the same period of 2016, primarily due to the geographic distribution of earnings, AFI operating as a part of AWI prior to April 1, 2016 as well as discrete tax benefits associated with a stock compensation windfall. The effective tax rate was 21.2% and (25.0)% for the three months ended March 31, 2017 and 2016, respectively.

Discontinued operations: For the three months ended March 31, 2016, discontinued operations of $1.7 million reflected non-cash tax benefits for our former European resilient flooring business related to pension expense deductions. See Note 2 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in organic growth projects and other value-accretive opportunities. We purchased $4.9 million of treasury stock in the first quarter of 2017.
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our ABL Facility, described below. We believe these sources are sufficient to fund our capital needs, planned capital expenditures and to meet our interest and other contractual obligations in the near term, as well as any further share repurchases. Our liquidity needs for operations vary throughout the year with the majority of our cash flows generated in the second and third quarters.
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
Cash and cash equivalents totaled $33.3 million as of March 31, 2017 of which $13.1 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Three Months Ended March 31,
	2017	2016
Cash used for operating activities	$(33.4)	$(29.6)
Cash used for investing activities	(12.6)	(7.6)
Cash provided by financing activities	48.2	37.3
Operating activities
Operating activities for the three months ended March 31, 2017 and 2016 used $33.4 million and $29.6 million of cash, respectively. Changes in working capital resulted in a net cash outflow, partially offset by a net cash inflow from earnings exclusive of net non-cash expenses, primarily depreciation and amortization and deferred income taxes.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing activities
Net cash used for investing activities was $12.6 million and $7.6 million for the three months ended March 31, 2017 and 2016, respectively, primarily reflecting purchases of property, plant and equipment.
Financing activities
Net cash provided by financing activities was $48.2 million and $37.3 million for the three months ended March 31, 2017 and 2016, respectively. Cash provided in the first three months of 2017 primarily reflected proceeds from debt, partially offset by purchases of treasury stock. Cash provided in the first three months of 2016 primarily reflected net transfers from AWI, partially offset by payment of debt.
Debt
On April 1, 2016, AFI entered into a $225.0 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). As of March 31, 2017, the debt outstanding under the ABL Facility was $72.0 million and outstanding letters of credit were $1.8 million.

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
Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of March 31, 2017, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant is not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our contractual obligations at March 31, 2017 did not significantly change from the contractual obligations previously disclosed at December 31, 2016.
Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Qualitative and Quantitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2016 Annual Report on Form 10-K.

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

As of March 31, 2017, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

No material change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from January 1, 2017 to March 31, 2017:

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1 - 31, 2017	19,867	$19.91	—	—
February 1 - 28, 2017	45,400	$22.04	—	—
March 1 - 31, 2017	273,436	$18.32	267,212	$45 million
Total	338,703		267,212	$45 million
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under AWI, which were converted to AFI shares on April 1, 2016.
2 Shares reacquired pursuant to a share repurchase program effective March 6, 2017. The shares are held in Treasury as of March 31, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	May 8, 2017

By:	/s/ John W. Thompson

John W. Thompson
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	May 8, 2017

By:	/s/ Kimberly Z. Boscan

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

10.1	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow.*†

10.2	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA. *†

10.3	Form of 2017 Long-Term Performance - Based Restricted Stock Grant – Tier 2 Executive - Free Cash Flow. *†

10.4	Form of 2017 Long-Term Performance - Based Restricted Stock Grant – Tier 2 Executive - EBITDA. *†

10.5	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash. *†

10.6	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash. *†

10.7	Form of 2017 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S. *†

10.8	Form of 2017 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash. *†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.