Form 10-Q/A
period 2017-03-31
Armstrong Flooring, Inc.
filed 2017-05-09
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 8, 2017 (the “Original Filing”), for the sole purpose of re-filing Exhibits 10.1, 10.2, 10.3, 10.4, 10.5 and 10.6 as revised.

This Amendment speaks as of the filing date of the Original Filing, does not reflect events occurring after the Original Filing Date or modify or update the disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the Original Filing or any exhibits thereto.

PART II: OTHER INFORMATION

Item 6. Exhibits

The list of exhibits in the Exhibit Index to this report is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	May 9, 2017

By:	/s/ Kimberly Z. Boscan

Kimberly Z. Boscan
Interim Chief Financial Officer, Vice President and Controller
(As Duly Authorized Officer, Principal Financial Officer and Principal Accounting Officer)

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

10.1	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow.*††

10.2	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA. *††

10.3	Form of 2017 Long-Term Performance - Based Restricted Stock Grant – Tier 2 Executive - Free Cash Flow. *††

10.4	Form of 2017 Long-Term Performance - Based Restricted Stock Grant – Tier 2 Executive - EBITDA. *††

10.5	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash. *††

10.6	Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash. *††

10.7	Form of 2017 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S. *†

10.8	Form of 2017 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash. *†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.††

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.††

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Previously filed
††	Filed herewith.