Form 10-Q
period 2017-06-30
Armstrong Flooring, Inc.
filed 2017-08-07
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017

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

The Registrant had 27,085,479 shares of common stock, $0.0001 par value, outstanding at July 31, 2017.

Armstrong Flooring, Inc.

When we refer to “AFI,” “we,” “our” and “us”, we are referring to Armstrong Flooring, Inc. and its subsidiaries. When we refer to “AWI,” we are referring to Armstrong World Industries, Inc. and its subsidiaries.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales	$297.3	$323.7	$562.5	$608.1
Cost of goods sold	240.2	258.5	458.3	493.0
Gross profit	57.1	65.2	104.2	115.1
Selling, general and administrative expenses	47.2	51.4	103.9	103.2
Operating income	9.9	13.8	0.3	11.9
Interest expense	0.7	0.7	1.2	0.7
Other expense, net	0.2	1.7	—	1.8
Income (loss) from continuing operations before income taxes	9.0	11.4	(0.9)	9.4
Income tax expense	3.6	4.4	1.5	4.9
Income (loss) from continuing operations	5.4	7.0	(2.4)	4.5
Gain on disposal of discontinued operations, net of tax	—	—	—	1.7
Net income (loss)	5.4	7.0	(2.4)	6.2
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.9	(2.6)	3.4	(6.7)
Derivatives loss	(0.5)	(0.1)	(0.9)	(1.9)
Pension and postretirement adjustments	1.2	0.8	2.4	0.9
Total other comprehensive income (loss)	2.6	(1.9)	4.9	(7.7)
Total comprehensive income (loss)	$8.0	$5.1	$2.5	$(1.5)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.20	$0.25	$(0.08)	$0.16
Basic earnings per share of common stock from discontinued operations	—	—	—	0.06
Basic earnings (loss) per share of common stock	$0.20	$0.25	$(0.08)	$0.22
Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.20	$0.25	$(0.08)	$0.16
Diluted earnings per share of common stock from discontinued operations	—	—	—	0.06
Diluted earnings (loss) per share of common stock	$0.20	$0.25	$(0.08)	$0.22

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$39.3	$30.6
Accounts and notes receivable, net	94.2	76.0
Inventories, net	280.5	272.1
Income tax receivable	4.5	2.4
Prepaid expenses and other current assets	25.0	23.8
Total current assets	443.5	404.9
Property, plant, and equipment, less accumulated depreciation and amortization of $359.6 and $336.8, respectively	442.3	445.2
Prepaid pension costs	1.0	0.2
Intangible assets, net	76.1	42.6
Deferred income taxes	4.6	4.5
Other noncurrent assets	6.3	7.0
Total assets	$973.8	$904.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$168.6	$163.0
Income tax payable	0.7	0.4
Total current liabilities	169.3	163.4
Long-term debt	91.1	21.2
Postretirement benefit liabilities	73.2	75.5
Pension benefit liabilities	1.5	1.6
Other long-term liabilities	8.5	9.1
Noncurrent income taxes payable	1.8	1.7
Deferred income taxes	16.4	8.4
Total liabilities	361.8	280.9
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,158,656 issued and 27,381,646 outstanding shares as of June 30, 2017 and 27,895,671 issued and outstanding shares as of December 31, 2016	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 777,010 shares as of June 30, 2017	(14.3)	—
Additional paid-in capital	673.6	673.3
Retained earnings	7.6	10.0
Accumulated other comprehensive loss	(54.9)	(59.8)
Total stockholders’ equity	612.0	623.5
Total liabilities and stockholders’ equity	$973.8	$904.4

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

					Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—		—	(2.4)	(2.4)
Repurchase of common stock	(783,618)	—	783,618	(14.4)	—	—	—	—	(14.4)
Stock-based compensation, net	269,593	—	(6,608)	0.1	—	1.8	—	—	1.9
Net transfers to AWI	—	—	—	—	(1.5)	—	—	—	(1.5)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	1.5	(1.5)	—	—	—
Other comprehensive income	—	—	—	—	—	—	4.9	—	4.9
June 30, 2017	27,381,646	$—	777,010	$(14.3)	$—	$673.6	$(54.9)	$7.6	$612.0

December 31, 2015	—	$—	—	$—	$622.0	$—	$2.0	$—	$624.0
Net (loss) income	—	—	—	—	(0.8)	—	—	7.0	6.2
Net transfers from (to) AWI	—	—	—	—	85.3	—	(54.2)	—	31.1
Cash distribution paid to AWI	—	—	—	—	(50.0)	—	—	—	(50.0)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	(656.5)	656.5	—	—	—
Issuance of common stock at separation	27,738,779	—	—	—	—	—	—	—	—
Stock-based compensation, net	8,160	—	—	—	—	2.1	—	—	2.1
Other comprehensive (loss)	—	—	—	—	—	—	(7.7)	—	(7.7)
June 30, 2016	27,746,939	$—	—	$—	$—	$658.6	$(59.9)	$7.0	$605.7

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(2.4)	$6.2
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	24.1	22.2
Deferred income taxes	5.9	(4.3)
Stock-based compensation	2.3	2.2
U.S. pension expense	4.5	2.2
Other non-cash adjustments, net	(0.5)	0.2
Changes in operating assets and liabilities:
Receivables	(17.4)	(32.7)
Inventories	(6.6)	(5.9)
Accounts payable and accrued expenses	9.2	23.3
Income taxes payable	(2.2)	6.9
Other assets and liabilities	(7.1)	4.0
Net cash provided by operating activities	9.8	24.3
Cash flows from investing activities:
Purchases of property, plant and equipment	(22.8)	(18.0)
Cash paid for acquisition	(36.1)	—
Other investing activities	0.2	0.7
Net cash used for investing activities	(58.7)	(17.3)
Cash flows from financing activities:
Proceeds from revolving credit facility	80.0	100.0
Payments on revolving credit facility	(10.0)	—
Financing costs	—	(1.4)
Payments of long-term debt	—	(10.0)
Payments on capital lease	(0.1)	—
Purchases of treasury stock	(14.4)	—
Cash distribution paid to AWI	—	(50.0)
Proceeds from exercised stock options	1.3	—
Net transfers from AWI	—	55.6
Net cash provided by financing activities	56.8	94.2
Effect of exchange rate changes on cash and cash equivalents	0.8	0.4
Net increase in cash and cash equivalents	8.7	101.6
Cash and cash equivalents at beginning of year	30.6	—
Cash and cash equivalents at end of period	$39.3	$101.6
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$6.2	$3.5
Interest paid	1.2	0.5
Income taxes (refunded) paid, net	(2.7)	0.5
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
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

allowances for bad debts, inventory obsolescence, lower of cost or market charges, lower of cost or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and six months ended June 30, 2017 and 2016 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
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
During the fourth quarter of 2016, we changed the method of accounting for our Wood Flooring inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As a result of this accounting change, comparative financial statements of prior periods have been adjusted to apply the new method retrospectively. See additional disclosure regarding this change within the notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The change from LIFO to FIFO decreased Cost of goods sold for the three months ended June 30, 2016 by $2.0 million and increased Income tax expense by $0.7 million, resulting in an increase in Net income of $1.3 million from $5.7 million to $7.0 million. Cost of goods sold for the six months ended June 30, 2016 decreased by $4.7 million and increased income tax expense by $1.6 million, resulting in an increase in Net income of $3.1 million from $3.1 million to $6.2 million. This accounting change also increased Additional paid-in capital at June 30, 2016 by $8.1 million from $650.5 million to $658.6 million. Retained earnings at June 30, 2016 increased by $1.3 million from $5.7 million to $7.0 million.
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

In January 2017, the FASB issued ASU 2017-01, “Clarifying the Definition of a Business,” which amends the guidance in ASC Topic 805: Business Combinations.  This guidance provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  This new guidance is effective for annual and interim periods beginning after December 15, 2017 but early adoption is permitted if applied to transactions that have not been reported in financial statements that have been issued or made available for issuance. We adopted this standard effective April 1, 2017. Adoption of this standard did not impact our financial condition, results of operations or cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Recently Issued Accounting Standards
In May 2014, the FASB issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which defers the effective date for ASU 2014-09 by one year. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which clarifies certain narrow provisions of ASU 2014-09. These ASUs are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. During the second quarter of 2017, we continued our assessment of the new standard with a focus on identifying the performance obligations included within our revenue arrangements with customers. We have not selected a transition method and are continuing to evaluate the impact these ASUs will have on our financial condition, results of operations and cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires the service cost component of net benefit cost to be presented in the income statement line items with compensation cost and all other components of net benefit cost to be presented outside operating income. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted but only at the beginning of an annual period. We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

NOTE 2. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's board of directors approved the cessation of funding to its DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in 2014 resulted in presenting DLW for all historical periods prior to the Spin-off as a discontinued operation. However, the insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015. In determining the U.S. tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115.0 million, were considered proceeds. However, pension deductions for tax purposes result only when the benefit payments are made. Accordingly, a deferred tax asset and non-cash income tax benefit of $43.4 million was recorded in the first quarter of 2015 within discontinued operations for the tax benefit of the future pension deductions. AWI is solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the DLW insolvency proceedings. Therefore, DLW is excluded from our balance sheets, results of operations and cash flows after the Spin-off. Pursuant to the separation agreements between us and AWI, future claims related to DLW will remain the financial responsibility of AWI.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following is a summary of the operating results of DLW, which are reflected in these Condensed Consolidated Financial Statements for periods prior to the Spin-off.

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Loss on disposal of discontinued operations before income tax	$—	$(0.1)
Income tax benefit	—	1.8
Gain on disposal of discontinued operations, net of tax	$—	$1.7

NOTE 3. RELATIONSHIP WITH AWI
Allocation of general corporate and other expenses
For periods prior to the Spin-off, these Condensed Consolidated Financial Statements include expense allocations for certain functions provided by AWI, including, but not limited to finance, legal, information technology, and human resources, as well as pension expenses. Beginning in the first quarter of 2016, such expenses were incurred directly by our segments. No expenses were allocated to us after the Spin-off.
The presentation of these costs allocated to us by AWI in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
	2016	2016
Selling, general and administrative expenses	$—	$0.5
Other expense, net	—	0.3
Total	$—	$0.8

In the first quarter of 2017, we recorded an adjustment of $1.3 million to the tax attributes assumed upon separation.

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income (loss) from continuing operations before income taxes	$9.0	$11.4	$(0.9)	$9.4
Income tax expense	3.6	4.4	1.5	4.9
Effective tax rate	40.0%	38.6%	(166.7)%	52.1%
The effective tax rate for the second quarter of 2017 was higher versus the same period in 2016, primarily due to the geographic distribution of earnings. We recorded income tax expense on a pretax loss for the six months ended June 30, 2017 due to unbenefitted foreign losses.

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
As of June 30, 2017, we consider foreign unremitted earnings to be permanently reinvested.
NOTE 5. EARNINGS PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator
Income (loss) from continuing operations	$5.4	$7.0	$(2.4)	$4.5
Gain on disposal of discontinued operations, net tax	—	—	—	1.7
Net income (loss)	$5.4	$7.0	$(2.4)	$6.2

Denominator
Weighted average number of common shares outstanding	27,638,329	27,743,714	27,779,878	27,740,817
Weighted average number of vested shares not yet issued	108,368	154,767	101,023	63,904
Weighted average number of common shares outstanding - Basic	27,746,697	27,898,481	27,880,901	27,804,721
Dilutive stock-based compensation awards outstanding	233,641	406,931	—	203,465
Weighted average number of common shares outstanding - Diluted	27,980,338	28,305,412	27,880,901	28,008,186

For the three months ended June 30, 2017, and the three and six months ended June 30, 2016, diluted earnings per share was calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method. For the six months ended June 30, 2017, the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following awards were excluded from the computation of diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	530,321	391,353	803,432	391,353
Performance awards excluded from diluted computation, as performance conditions not met	874,337	924,579	836,655	924,579

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	June 30, 2017	December 31, 2016
Customer receivables	$106.9	$84.3
Miscellaneous receivables	4.0	5.5
Less: allowance for product warranties, discounts, and losses	(16.7)	(13.8)
Total	$94.2	$76.0
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

The following table summarizes the activity for the allowance for product warranties:

	Six Months Ended June 30,
	2017	2016
Balance as of January 1,	$(7.5)	$(7.3)
Reductions for payments	5.9	3.5
Current year warranty accruals	(6.4)	(3.7)
Balance as of June 30,	$(8.0)	$(7.5)
NOTE 7. INVENTORIES
The following table presents details related to our inventories, net:

	June 30, 2017	December 31, 2016
Finished goods	$165.4	$159.9
Goods in process	16.3	18.1
Raw materials and supplies	98.8	94.1
Total	$280.5	$272.1

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 8. INTANGIBLE ASSETS
The following table presents details related to our intangible assets:

		June 30, 2017		December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Long-lived intangible assets
Contractual arrangements	Various	$38.4	$1.2	$5.1	$0.7
Intellectual property	Various	6.5	1.7	5.8	1.6
Subtotal		44.9	$2.9	10.9	$2.3
Indefinite-lived intangible assets
Trademarks and brand names	Indefinite	34.1		34.0
Total		$79.0		$44.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Amortization expense	$0.5	$0.1	$0.6	$0.2

In June 2017, we acquired vinyl composition tile ("VCT") assets for $36.1 million, consisting of equipment and trademarks of Mannington Mills, Inc. ("Mannington Mills") under an agreement that included non-compete provisions. We allocated $33.4 million of the purchase price to intangible assets and the remainder to inventories and equipment. The assigned intangible asset classes were contractual arrangements, $33.1 million, with an estimated useful life of five years, and intellectual property, $0.3 million, with an estimated useful life of two years. Amortization expense on the acquired intangibles was $0.4 million for the three and six months ended June 30, 2017.

In addition, Mannington Mills, Inc. is eligible for contingent consideration of up to $9.0 million based on sales of our VCT flooring products for the twelve month periods ending June 30, 2019 and June 30, 2020 (“measurement periods”) compared to a base period of combined AFI and Mannington Mills sales for the 12 month period ending June 30, 2017.  The contingent consideration is tiered for each of the separate twelve month measurement periods ranging from consideration of zero to a maximum of $4.5 million in each measurement period.  No contingent liability has been recognized as we concluded that such liability is not probable and estimable; this conclusion will be reevaluated at each subsequent reporting period. Any contingent liability recognized will be recorded as an adjustment to the value of the acquired assets.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	June 30, 2017	December 31, 2016
Payables, trade and other	$134.7	$123.4
Employment costs	19.4	23.3
Other accrued expenses	14.5	16.3
Total	$168.6	$163.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. SEVERANCE EXPENSE
In the first quarter of 2017, we announced that we were combining our commercial and residential go-to-market structures and related organization. The new structure was designed to provide enhanced support and responsiveness to retailers and contractors and to foster greater alignment with distributors, which cover both commercial and residential markets. As a result of this reorganization, approximately 40 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $4.6 million in selling, general and administrative (“SG&A”) expense as a result of this reorganization, of which $2.7 million and $1.9 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes our pension and postretirement expense (income).

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
AFI Plans:
Defined-benefit pension, U.S.
Service cost	$1.3	$1.5	$2.7	$1.5
Interest cost	3.9	3.9	7.8	3.9
Expected return on plan assets	(5.6)	(5.8)	(11.2)	(5.8)
Amortization of prior service cost	0.1	0.1	0.2	0.1
Amortization of net actuarial loss	2.6	2.5	5.1	2.5
Total, defined-benefit pension, U.S.	$2.3	$2.2	$4.6	$2.2
Defined-benefit pension, Canada
Interest cost	$0.1	$0.2	$0.3	$0.2
Expected return on plan assets	(0.2)	(0.3)	(0.4)	(0.3)
Amortization of net actuarial loss	0.1	0.1	0.1	0.1
Total, defined-benefit pension, Canada	$—	$—	$—	$—
Defined-benefit postretirement, U.S.
Service cost	$0.1	$0.1	$0.2	$0.1
Interest cost	0.9	0.8	1.7	0.9
Amortization of prior service credits	—	(0.1)	—	(0.1)
Amortization of net actuarial gains	(0.6)	(1.1)	(1.2)	(1.1)
Total defined-benefit postretirement, U.S.	$0.4	$(0.3)	$0.7	$(0.2)
Shared Plans:
Defined-benefit pension, U.S.	$—	$—	$—	$2.2
Defined-benefit pension, Canada	—	—	—	0.1
Defined-benefit postretirement, U.S.	—	—	—	(0.3)
NOTE 12. COMMON STOCK REPURCHASE PLAN
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock (the “Program”). Repurchases under the Program may be made through open market and block transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. During the three months ended June 30, 2017, we repurchased 0.5 million shares under the Program for a total cost of $9.5 million, or an average price of $18.43 per share.  Since inception of the Program, we have repurchased 0.8 million shares under the Program for a total cost of $14.4 million, or an average price of $18.39 per share, through June 30, 2017.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The balance of each component of accumulated other comprehensive income (loss) ("AOCI"), net of tax, is presented in the table below.

	June 30, 2017	December 31, 2016
Foreign currency translation adjustments	$3.9	$0.5
Derivative gain, net	(0.4)	0.5
Pension and postretirement adjustments	(58.4)	(60.8)
Accumulated other comprehensive (loss)	$(54.9)	$(59.8)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2016	$0.5	$0.5	$(60.8)	$(59.8)
Other comprehensive income (loss) before reclassifications, net of tax	3.4	(0.9)	(0.3)	2.2
Amounts reclassified from accumulated other comprehensive income	—	—	2.7	2.7
Net current period other comprehensive income (loss)	3.4	(0.9)	2.4	4.9
Balance, June 30, 2017	$3.9	$(0.4)	$(58.4)	$(54.9)

Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Net transfer from AWI	8.6	(0.2)	(62.6)	(54.2)
Other comprehensive (loss) before reclassifications, net of tax	(6.7)	(1.1)	(0.1)	(7.9)
Amounts reclassified from accumulated other comprehensive income	—	(0.8)	1.0	0.2
Net current period other comprehensive (loss) income	(6.7)	(1.9)	0.9	(7.7)
Balance, June 30, 2016	$2.0	$0.2	$(62.1)	$(59.9)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016	Affected Line Item
Derivative Adjustments:
Foreign exchange contracts - purchases	$—	$0.1	$—	$0.2	Cost of goods sold
Foreign exchange contracts - sales	(0.1)	(0.4)	—	(1.4)	Net sales
Total income before tax	(0.1)	(0.3)	—	(1.2)
Tax expense	—	0.1	—	0.4	Income tax expense
Total income, net of tax	(0.1)	(0.2)	—	(0.8)
Pension and Postretirement Adjustments:
Prior service cost amortization	—	—	0.1	—	Cost of goods sold
Prior service cost amortization	0.1	—	0.1	—	Selling, general and administrative expenses
Amortization of net actuarial loss	1.2	0.6	2.2	0.6	Cost of goods sold
Amortization of net actuarial loss	0.9	0.9	1.8	0.9	Selling, general and administrative expenses
Total expense before tax	2.2	1.5	4.2	1.5
Tax benefit	(0.8)	(0.5)	(1.5)	(0.5)	Income tax expense
Total expense, net of tax	1.4	1.0	2.7	1.0
Total reclassifications for the period	$1.3	$0.8	$2.7	$0.2
NOTE 14. SEGMENT INFORMATION
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
The following tables summarize segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net sales to external customers
Resilient Flooring	$187.8	$194.7	$348.3	$358.6
Wood Flooring	109.5	129.0	214.2	249.5
Total net sales to external customers	$297.3	$323.7	$562.5	$608.1

Operating income (loss)
Resilient Flooring	$12.5	$13.4	$7.5	$8.0
Wood Flooring	(2.6)	0.4	(7.2)	3.9
Total operating income	$9.9	$13.8	$0.3	$11.9
The following table summarizes segment assets:

	June 30, 2017	December 31, 2016
Assets
Resilient Flooring	$571.6	$514.3
Wood Flooring	355.6	354.7
Unallocated	46.6	35.4
Total assets	$973.8	$904.4
Unallocated assets primarily consist of cash and deferred income taxes.
NOTE 15. LITIGATION AND RELATED MATTERS
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
Summary of Financial Position
There were no material liabilities recorded as of June 30, 2017 and December 31, 2016 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May 16, 2016, the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We continue to defend our import practices by pursuing our available legal rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $5.9 million, which is recorded in accounts payable and accrued expenses. We successfully filed an injunction request. The court granted the preliminary injunction on January 4, 2017 and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case. The preliminary injunction also ensures that Armstrong’s entries made during the 2013-14 review period will ultimately be liquidated in accordance with the final decision by the courts.
AWI and Armstrong Kunshan were not subject to review during the fourth administrative review period, however, we are liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period.  The fourth administrative review period covered all multilayered wood flooring imports made between December 1, 2014 and November 30, 2015 (AD) and between January 1, 2014 and December 31, 2014 (CVD). On May 15, 2017, the DOC published a final “all others” CVD rate of 1.06% and on June 5, 2017, DOC imposed a de minimus “all others” AD rate which will apply to our multilayered wood flooring imports during this period. We expect to receive a refund for our multilayered wood flooring imports during this time period as our deposit rate exceeded this de minimus rate. However, the AD decision has been appealed and the final assessment rate could change as a result of the litigation. We will accrue and make cash deposits for duties when we are the importer of record at the rates established by the DOC based on the fourth administrative review process. Administrative reviews for the fifth review period (December 1, 2015-November 30, 2016 for AD and January 1, 2015-December 31, 2015 for CVD) have been initiated and are currently pending. We are not subject to review for this period, however, we will be liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period.

The U.S. International Trade Commission has scheduled a sunset review of the original Orders which could result in the removal of the Orders. The review is scheduled to be concluded in the fourth quarter of 2017.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 16. SUBSEQUENT EVENT

In August 2017, our board of directors approved the closure of two Wood Flooring segment manufacturing facilities, including a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi (the "Closures"). We expect the Closures to be completed in the fourth quarter of 2017 and will result in the separation of approximately 300 employees.

We estimate we will incur pre-tax cash charges of $3 million to $5 million for employee separation and other closure-related expenses. In addition, we estimate that we may incur pre-tax non-cash asset write-downs of up to $26 million if we ultimately commit to a plan to sell or otherwise dispose of these facilities.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Overview

Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim. As of June 30, 2017, we operated 17 manufacturing plants in three countries, including 14 plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

Recent Events

In June 2017, we acquired vinyl composition tile ("VCT") assets of Mannington Mills, Inc., a nationally recognized flooring company, for a cash purchase price of $36.1 million including transaction costs. See Note 8 to the Condensed Consolidated Financial Statements for further information.

Factors Affecting Our Business

Net Sales

Overview

Demand for our product is influenced by economic conditions. We closely monitor publicly available macroeconomic trend data that provides insight to commercial and residential market activity; this includes GDP growth indices, the Architecture Billings Index and the Consumer Confidence Index, as well as housing starts and existing home sales.

Demand for our products is also influenced by consumer preferences. We continue to experience growth in the demand for luxury vinyl tile (“LVT”) in conjunction with accelerated decline in our legacy resilient products, particularly vinyl sheet, and our wood flooring products. In addition, our channel partners raise or lower their inventory levels according to their expectations of market demand and consumer preferences, which directly affects our sales.

Segments

Resilient Flooring segment — We compete in both the residential and commercial resilient flooring markets in North America and primarily the commercial market in the Pacific Rim. Our business operates in a competitive environment across all our product categories, and excess capacity exists in much of the industry.  We continue to see efforts by various competitors to price aggressively as a means to gain market share.

We have experienced a decline in demand for our legacy resilient products, particularly vinyl sheet products, which are primarily used in residential applications. The decline is driven by loss of market share to competitors as well as consumer trends, which have continued to favor alternate products.

LVT growth continued in the second quarter of 2017. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets, with the largest impacts on the AFI portfolio within the VCT and vinyl sheet categories.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are the largest producer of VCT. The market for VCT, which is primarily used in commercial environments, is a mature and well-structured category. We expect future sales growth in this category as a result of our recent acquisition of VCT assets from Mannington Mills. We intend to use our existing manufacturing plants and distribution networks to accommodate this additional volume.

Wood Flooring segment — Our product offerings include both solid and engineered wood flooring products. We have noted a market shift from solid to engineered wood flooring products, a category experiencing continued pricing pressure from lower-cost import, and the increasing popularity of non-wood flooring with wood-like visuals.

As of June 30, 2017, indefinite-lived intangible assets included in our Wood Flooring segment totaled $31.7 million. We conduct our annual impairment test for indefinite-lived intangible assets during the fourth quarter, although we would conduct interim impairment tests if events or circumstances indicated potential impairment. We cannot predict the occurrence of certain events that might lead to material impairment charges in the future. Such events may include, but are not limited to, the impact of economic environments, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.

As a result of the decision in the third quarter of 2017 to cease operations at two manufacturing facilities as discussed in Note 16 to the Condensed Consolidated Financial Statements, we will assess the need to perform interim impairment testing for our long-lived and indefinite-lived assets during that period.

Operating Expenses

Resilient Flooring segment — We have experienced increased raw material prices and basic energy costs impacting both our manufacturing and sourced finished product costs. We began producing LVT at our Lancaster, PA plant in the fourth quarter of 2015 and incurred continued ramp-up costs in 2016 to achieve expected operating levels. In the first six months of 2017, manufacturing costs for our LVT operations have improved.

Wood Flooring segment — We purchase a significant amount of green lumber as an input into our hardwood flooring products.  The market for lumber has historically been volatile. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before such price changes are reflected in our results of operations.

We continue to experience expenses related to our involvement in antidumping and countervailing duty cases as an importer of multilayered wood flooring. See Note 15 to the Condensed Consolidated Financial Statements for further information related to multilayered wood flooring duties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and six months ended June 30, 2017 and 2016:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Net sales	$297.3	$323.7	$(26.4)	(8.1)%	$562.5	$608.1	$(45.6)	(7.5)%
Cost of goods sold	240.2	258.5	(18.3)	(7.1)%	458.3	493.0	(34.7)	(7.0)%
Gross profit	57.1	65.2	(8.1)	(12.3)%	104.2	115.1	(10.9)	(9.4)%
Selling, general and administrative expenses	47.2	51.4	(4.2)	(8.2)%	103.9	103.2	0.7	0.7%
Operating income	9.9	13.8	(3.9)	(28.2)%	0.3	11.9	(11.6)	(97.4)%
Interest expense	0.7	0.7	—		1.2	0.7	0.5
Other expense, net	0.2	1.7	(1.5)		—	1.8	(1.8)
Income (loss) from continuing operations before income taxes	9.0	11.4	(2.4)		(0.9)	9.4	(10.3)
Income tax expense	3.6	4.4	(0.8)		1.5	4.9	(3.4)
Income (loss) from continuing operations	5.4	7.0	(1.6)		(2.4)	4.5	(6.9)
Gain on disposal of discontinued operations, net of tax	—	—	—		—	1.7	(1.7)
Net income (loss)	$5.4	$7.0	$(1.6)		$(2.4)	$6.2	$(8.6)

For the three months ended June 30, 2017, net sales decreased by $26.4 million, or 8.1%, and operating income decreased by $3.9 million compared to the three months ended June 30, 2016. The decline in net sales and operating income largely reflected results in our Wood Flooring segment; however, our Resilient Flooring segment also experienced lower net sales and operating income.

For the six months ended June 30, 2017, net sales decreased by $45.6 million, or 7.5%, and operating income decreased by $11.6 million. The decline in net sales and operating income largely reflected results in our Wood Flooring segment; however, our Resilient Flooring segment also experienced lower net sales and operating income. In both segments, the decrease in operating income reflected the impact of lower sales and higher Selling, general and administrative ("SG&A") expenses, including $4.6 million of severance expense resulting from our actions to combine our commercial and residential go-to-market structures and related organization (the "Realignment"). See Note 10 to the Condensed Consolidated Financial Statements for additional information regarding severance expense. During the second quarter of 2017, we incurred expenses of $1.9 million as a result of a severe weather event at our manufacturing plant in West Plains, Missouri.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Results
Three months ended June 30, 2017 compared to June 30, 2016
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2017	2016	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$187.8	$194.7	(6.9)	(3.6)%	(1.6)	(6.8)	5.5	(0.7)
Wood Flooring	109.5	129.0	(19.5)	(15.1)%	(0.8)	(14.8)	0.8	(0.3)
Total	$297.3	$323.7	(26.4)	(8.1)%
In our Resilient Flooring segment, net sales for the three months ended June 30, 2017 decreased compared to the three months ended June 30, 2016 primarily due to lower volume and price and the unfavorable effect of foreign currency, partially offset by favorable mix. The decline in net sales reflected lower sales in our legacy products, which include vinyl sheet, vinyl tile and laminate products. The legacy product sales decline was partially offset by higher sales of LVT, which continued to achieve double-digit growth. The decline in price reflected continued competitive pressure across our product categories. Favorable mix was driven by growth from our LVT products.
In our Wood Flooring segment, net sales for the three months ended June 30, 2017 decreased compared to the three months ended June 30, 2016 primarily due to lower volume. Volume declined within both our solid and engineered product categories and across all of our customer channels. The decline was most pronounced on sales to strategic customers within the solid product category, which reflected changes in inventory levels and lower promotional activity in the current-year period.

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Three Months Ended June 30,

(Dollars in millions)	2017	2016	Change
Resilient Flooring	$12.5	$13.4	$(0.9)
Wood Flooring	(2.6)	0.4	(3.0)
Total	$9.9	$13.8	$(3.9)

In our Resilient Flooring segment, operating results for the three months ended June 30, 2017 declined compared to the three months ended June 30, 2016. The decline primarily reflected the impact of lower sales, partially offset by lower manufacturing costs and SG&A expenses. Lower manufacturing costs primarily reflected lower costs related to our Lancaster LVT operations compared to the prior-year period, which included ramp-up costs. Lower SG&A expenses included $2.9 million of savings from lower incentive estimates.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our Wood Flooring segment, operating results for the three months ended June 30, 2017 declined compared to the three months ended June 30, 2016. The decline primarily reflected the impact of lower sales, partially offset by the lower impact of new duty rates related to prior years' imports of multilayered wood flooring from China of $6.5 million, lower manufacturing costs driven by improved productivity, and lower SG&A expenses. In addition, we incurred expenses of $1.9 million in the second quarter of 2017 as a result of a severe weather event at our manufacturing plant in West Plains, Missouri.

Other expense, net: Other expense, net of $0.2 million and $1.7 million for the three months ended June 30, 2017 and 2016, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Income tax expense: Income tax expense was $3.6 million and $4.4 million for the three months ended June 30, 2017 and 2016, respectively. The effective tax rate for the second quarter of 2017 was 40.0% as compared to a rate of 38.6% for the same period of 2016, primarily due to the geographic distribution of earnings.
Six months ended June 30, 2017 compared to June 30, 2016
Net Sales
Net sales by segment are shown in the table below:

	Six Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2017	2016	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$348.3	$358.6	(10.3)	(2.9)%	(1.6)	(4.2)	3.1	(0.2)
Wood Flooring	214.2	249.5	(35.3)	(14.1)%	(0.8)	(14.1)	0.9	(0.1)
Total	$562.5	$608.1	(45.6)	(7.5)%
In our Resilient Flooring segment, net sales for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016 primarily due to lower volume and price, partially offset by favorable mix. The decline in net sales reflected lower sales in our legacy products, which include vinyl sheet, vinyl tile and laminate products. The legacy product sales decline was partially offset by higher sales of LVT, which continued to achieve double-digit growth. The decline in price reflected continued competitive pressure across our product categories. Favorable mix was driven by growth from our LVT products.
In our Wood Flooring segment, net sales for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016 primarily due to lower volume and price, partially offset by favorable mix. Volume declined within both our solid and engineered product categories and across all of our customer channels. The decline was most pronounced on sales to strategic customers within the solid product category, which reflected changes in inventory levels and lower promotional activity in the current-year period, and an inventory buildup of engineered wood flooring products by strategic customers in the prior-year period.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Six Months Ended June 30,

(Dollars in millions)	2017	2016	Change
Resilient Flooring	$7.5	$8.0	$(0.5)
Wood Flooring	(7.2)	3.9	(11.1)
Total	$0.3	$11.9	$(11.6)
In our Resilient Flooring segment, operating results for the six months ended June 30, 2017 declined compared to the six months ended June 30, 2016. The decline reflected the impact of lower sales, partially offset by lower manufacturing costs, including lower costs related to our Lancaster LVT operations compared to the prior-year period, which included ramp-up costs. Included within SG&A expenses was $2.7 million of severance expense related to the Realignment, and product launch costs associated with the acquisition of VCT assets from Mannington Mills, which was partially offset by $2.7 million of savings from lower incentive estimates.

In our Wood Flooring segment, operating results for the six months ended June 30, 2017 declined compared to the six months ended June 30, 2016. The decline primarily reflected the impact of lower sales, higher lumber costs and increased SG&A expenses, partially offset by the lower impact of new duty rates related to prior years' imports of multilayered wood flooring from China of $6.9 million and lower manufacturing costs driven by improved productivity. Included within SG&A expenses was $1.9 million of severance expense related to the Realignment. In addition, we incurred expenses of $1.9 million as a result of a severe weather event at our manufacturing plant in West Plains, Missouri.

Other expense, net: Other expense, net of $0.0 million and $1.8 million for the six months ended June 30, 2017 and 2016, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Income tax expense: Income tax expense was $1.5 million and $4.9 million for the six months ended June 30, 2017 and 2016, respectively. The effective tax rate was (166.7)% and 52.1% for the six months ended June 30, 2017 and 2016, respectively. We recorded income tax expense on a pretax loss for the six months ended June 30, 2017 due to unbenefitted foreign losses.

Discontinued operations: For the six months ended June 30, 2016, discontinued operations of $1.7 million reflected non-cash tax benefits for our former European resilient flooring business related to pension expense deductions. See Note 2 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. We purchased $14.4 million of treasury stock in the first six months of 2017.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Prior to the Spin-off, deemed transfers of cash to and from AWI’s cash management system were reflected in Net AWI investment in the historical combined financial statements.
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
Cash and cash equivalents totaled $39.3 million as of June 30, 2017 of which $14.5 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Six Months Ended June 30,
	2017	2016
Cash provided by operating activities	$9.8	$24.3
Cash used for investing activities	(58.7)	(17.3)
Cash provided by financing activities	56.8	94.2
Operating activities
Operating activities for the six months ended June 30, 2017 and 2016 provided $9.8 million and $24.3 million of cash, respectively. For the six months ended June 2017, cash was primarily generated from earnings exclusive of net non-cash expenses, primarily depreciation, amortization, and deferred income taxes, partially offset by changes in working capital. For the six months ended June 30, 2016, cash was generated through earnings exclusive of net non-cash activity, primarily depreciation and amortization, partially offset by changes in working capital.
Investing activities
Net cash used for investing activities was $58.7 million and $17.3 million for the six months ended June 30, 2017 and 2016, respectively. We acquired the VCT assets of Mannington Mills for $36.1 million including transaction costs on June 9, 2017. Purchases of property, plant, and equipment totaled $22.8 million and $18.0 million for the respective periods.
Financing activities
Net cash provided by financing activities was $56.8 million and $94.2 million for the six months ended June 30, 2017 and 2016, respectively. Cash provided in the first six months of 2017 primarily reflected net proceeds from debt, partially offset by purchases of treasury stock. Cash provided in the first six months of 2016 primarily reflected proceeds from debt and net transfers from AWI, partially offset by a distribution paid to AWI at Separation.
Debt
On April 1, 2016, AFI entered into a $225.0 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). As of June 30, 2017, the debt outstanding under the ABL Facility was $90.0 million and outstanding letters of credit were $3.0 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of June 30, 2017, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant did not apply. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our long-term debt obligations increased by $69.9 million, from $21.2 million as of December 31, 2016 to $91.1 million as of June 30, 2017, primarily related to additional borrowings under our ABL Facility, which will come due in 2021.

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

As of June 30, 2017, the Company's Chief Executive Officer (the “CEO”) and Interim Chief Financial Officer (the “Interim CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and Interim CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

During the second quarter of 2017, John W. Thompson resigned from his position as Chief Financial Officer. Kimberly Z. Boscan, the current Vice President and Controller, replaced Mr. Thompson as Interim CFO. No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from April 1, 2017 to June 30, 2017:

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1 - 30, 2017	205,098	$18.46	194,720	$42 million
May 1 - 31, 2017	35,310	$19.31	31,583	$41 million
June 1 - 30, 2017	290,528	$18.32	290,103	$36 million
Total	530,936		516,406	$36 million
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted shares previously granted under AWI's long-term incentive plans, which were converted to AFI shares on April 1, 2016.
2 Shares reacquired pursuant to a share repurchase program effective March 6, 2017. Any shares not used to fulfill employee stock award obligations are held in Treasury as of June 30, 2017.

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

Armstrong Flooring, Inc.
(Registrant)

Date:	August 7, 2017

By:	/s/ Kimberly Z. Boscan

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

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.