Form 10-Q
period 2017-09-30
Armstrong Flooring, Inc.
filed 2017-11-06
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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

The Registrant had 25,725,206 shares of common stock, $0.0001 par value, outstanding at October 30, 2017.

Armstrong Flooring, Inc.

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

•
other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases, and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales	$308.5	$313.4	$871.0	$921.5
Cost of goods sold	276.8	243.4	735.1	736.4
Gross profit	31.7	70.0	135.9	185.1
Selling, general and administrative expenses	49.3	53.8	153.2	157.0
Intangible asset impairment	12.5	—	12.5	—
Operating (loss) income	(30.1)	16.2	(29.8)	28.1
Interest expense	0.8	0.6	2.0	1.3
Other expense, net	0.1	0.3	0.1	2.1
(Loss) income from continuing operations before income taxes	(31.0)	15.3	(31.9)	24.7
Income tax (benefit) expense	(12.3)	6.0	(10.8)	10.9
(Loss) income from continuing operations	(18.7)	9.3	(21.1)	13.8
Gain on disposal of discontinued operations, net of tax	—	—	—	1.7
Net (loss) income	(18.7)	9.3	(21.1)	15.5
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	2.3	0.1	5.7	(6.6)
Derivatives loss	(0.6)	(0.3)	(1.5)	(2.2)
Pension and postretirement adjustments	(2.6)	1.1	(0.2)	2.0
Total other comprehensive (loss) income	(0.9)	0.9	4.0	(6.8)
Total comprehensive (loss) income	$(19.6)	$10.2	$(17.1)	$8.7

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(0.70)	$0.33	$(0.76)	$0.50
Basic earnings per share of common stock from discontinued operations	—	—	—	0.06
Basic (loss) earnings per share of common stock	$(0.70)	$0.33	$(0.76)	$0.56
Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(0.70)	$0.33	$(0.76)	$0.49
Diluted earnings per share of common stock from discontinued operations	—	—	—	0.06
Diluted (loss) earnings per share of common stock	$(0.70)	$0.33	$(0.76)	$0.55

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash	$43.6	$30.6
Accounts and notes receivable, net	85.1	76.0
Inventories, net	264.5	272.1
Income tax receivable	4.3	2.4
Prepaid expenses and other current assets	21.5	23.8
Total current assets	419.0	404.9
Property, plant, and equipment, less accumulated depreciation and amortization of $392.1 and $336.8, respectively	421.1	445.2
Prepaid pension costs	0.1	0.2
Intangible assets, net	62.1	42.6
Deferred income taxes	5.8	4.5
Other noncurrent assets	6.9	7.0
Total assets	$915.0	$904.4
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$156.5	$163.0
Income tax payable	0.9	0.4
Total current liabilities	157.4	163.4
Long-term debt	96.1	21.2
Postretirement benefit liabilities	72.1	75.5
Pension benefit liabilities	4.0	1.6
Other long-term liabilities	9.7	9.1
Noncurrent income taxes payable	0.5	1.7
Deferred income taxes	6.2	8.4
Total liabilities	346.0	280.9
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,173,681 issued and 25,724,685 outstanding shares as of September 30, 2017 and 27,895,671 issued and outstanding shares as of December 31, 2016	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 2,448,996 shares as of September 30, 2017	(39.9)	—
Additional paid-in capital	675.8	673.3
(Accumulated deficit) retained earnings	(11.1)	10.0
Accumulated other comprehensive loss	(55.8)	(59.8)
Total stockholders’ equity	569.0	623.5
Total liabilities and stockholders’ equity	$915.0	$904.4

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

					Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) Retained Earnings	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—		—	(21.1)	(21.1)
Repurchase of common stock	(2,455,604)	—	2,455,604	(40.0)	—	—	—	—	(40.0)
Stock-based compensation, net	284,618	—	(6,608)	0.1	—	3.3	—	—	3.4
Net transfers to Armstrong World Industries ("AWI")	—	—	—	—	(0.8)	—	—	—	(0.8)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	0.8	(0.8)	—	—	—
Other comprehensive income	—	—	—	—	—	—	4.0	—	4.0
September 30, 2017	25,724,685	$—	2,448,996	$(39.9)	$—	$675.8	$(55.8)	$(11.1)	$569.0

December 31, 2015	—	$—	—	$—	$622.0	$—	$2.0	$—	$624.0
Net (loss) income	—	—	—	—	(0.8)	—	—	16.3	15.5
Net transfers from (to) AWI	—	—	—	—	102.3	—	(54.2)	—	48.1
Cash distribution paid to AWI	—	—	—	—	(50.0)	—	—	—	(50.0)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	(673.5)	673.5	—	—	—
Issuance of common stock at separation	27,738,779	—	—	—	—	—	—	—	—
Stock-based compensation, net	74,860	—	—	—	—	3.9	—	—	3.9
Other comprehensive (loss)	—	—	—	—	—	—	(6.8)	—	(6.8)
September 30, 2016	27,813,639	$—	—	$—	$—	$677.4	$(59.0)	$16.3	$634.7

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(21.1)	$15.5
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	59.9	34.2
Intangible asset impairment	12.5	—
Deferred income taxes	(5.2)	(2.6)
Stock-based compensation	3.8	3.8
U.S. pension expense	6.7	4.3
Other non-cash adjustments, net	(1.0)	1.8
Changes in operating assets and liabilities:
Receivables	(7.8)	(11.1)
Inventories	9.9	(13.9)
Accounts payable and accrued expenses	(2.8)	17.1
Income taxes payable	(3.1)	4.1
Other assets and liabilities	(5.6)	2.0
Net cash provided by operating activities	46.2	55.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(33.5)	(28.1)
Cash paid for acquisition	(36.1)	—
Other investing activities	0.3	0.6
Net cash used for investing activities	(69.3)	(27.5)
Cash flows from financing activities:
Proceeds from revolving credit facility	90.0	100.0
Payments on revolving credit facility	(15.0)	(90.0)
Financing costs	—	(1.4)
Payments of long-term debt	—	(10.0)
Payments on capital lease	(0.1)	—
Purchases of treasury stock	(40.0)	—
Cash distribution paid to AWI	—	(50.0)
Proceeds from exercised stock options	1.4	0.2
Value of shares withheld related to employee tax withholding	(1.8)	—
Net transfers from AWI	—	55.6
Net cash provided by financing activities	34.5	4.4
Effect of exchange rate changes on cash and cash equivalents	1.6	0.1
Net increase in cash and cash equivalents	13.0	32.2
Cash and cash equivalents at beginning of year	30.6	—
Cash and cash equivalents at end of period	$43.6	$32.2
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$6.2	$3.7
Interest paid	1.9	1.2
Income taxes (refunded) paid, net	(3.1)	7.5

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
On April 1, 2016, we became an independent company as a result of the separation by Armstrong World Industries, Inc. ("AWI"), a Pennsylvania corporation, of its Resilient Flooring and Wood Flooring segments from its Building Products segment (the "Separation"). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business.
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
For periods prior to April 1, 2016, AFI was comprised of certain stand-alone legal entities for which discrete financial information was available, as well as portions of legal entities for which discrete financial information was not available ("Shared Entities"). For the Shared Entities for which discrete financial information was not available, such as shared utilities, taxes, and other shared costs, allocation methodologies were applied to allocate amounts to AFI. The Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for these periods include all revenues and costs attributable to AFI, including costs for facilities, functions and services used by AFI. The results of operations for those periods also include allocations of costs for administrative functions and services performed on behalf of AFI by centralized staff groups within AWI, AWI’s general corporate expenses, and certain pension and other retirement benefit costs for those periods. All of the allocations and estimates in the Condensed Consolidated Financial Statements are based on assumptions that AFI management believes are reasonable.
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
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and nine months ended September 30, 2017 and 2016 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2017 presentation. Otherwise, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2016. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016.
During the fourth quarter of 2016, we changed the method of accounting for our Wood Flooring inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. As a result of this accounting change, comparative financial statements of prior periods have been adjusted to apply the new method retrospectively. See additional disclosure regarding this change within the notes to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016. The change from LIFO to FIFO decreased Cost of goods sold for the three months ended September 30, 2016 by $2.1 million and increased Income tax expense by $1.1 million, resulting in an increase in Net income of $1.0 million from $8.3 million to $9.3 million. Cost of goods sold for the nine months ended September 30, 2016 decreased by $6.8 million and income tax expense increased by $2.7 million, resulting in an increase in Net income of $4.1 million from $11.4 million to $15.5 million. This accounting change also increased Additional paid-in capital at September 30, 2016 by $7.9 million from $669.5 million to $677.4 million. Retained earnings at September 30, 2016 increased by $2.3 million from $14.0 million to $16.3 million.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Standards
In January 2017, we adopted Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." The guidance requires that inventory that is measured on a FIFO or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the LIFO basis or the retail recovery method, there is no change to current measurement requirements. We applied this guidance prospectively and there was no material impact on our financial condition, results of operations or cash flows as a result of the adoption of this guidance.

In April 2017, we adopted ASU 2017-01, “Clarifying the Definition of a Business,” which amends the guidance in ASC Topic 805: Business Combinations.  This guidance provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption of this standard did not impact our financial condition, results of operations or cash flows.
Recently Issued Accounting Standards
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, "Revenue from Contracts with Customers." The guidance requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to a customer. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers: Deferral of the Effective Date" which defers the effective date for ASU 2014-09 by one

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

year. In March 2016, the FASB issued ASU 2016-08, "Principal versus Agent Considerations (Reporting Gross versus Net)," which clarifies the implementation guidance in ASU 2014-09 relating to principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, "Identifying Performance Obligations and Licensing," which clarifies guidance related to the impact of goods and services on a performance obligation and timing and pattern of recognition issues related to intellectual property contracts. In May 2016, the FASB issued ASU 2016-12, "Narrow-Scope Improvements and Practical Expedients," which clarifies certain narrow provisions of ASU 2014-09. These ASUs are effective for annual reporting periods beginning after December 15, 2017, but early adoption is permitted. During the third quarter of 2017, we continued our implementation efforts for adopting the new standard. Upon adoption, we expect that the impact of the new revenue recognition model prescribed by the standard will be limited to our accounting for performance obligations associated with service warranties and variable consideration elements of the transaction prices in certain customer arrangements. We are continuing to evaluate the impact that adoption of the standard will have on our financial condition, results of operations and cash flows.

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

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and it requires the presentation of all items that affect earnings in the same income statement line as the hedged item. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods. We are currently evaluating the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.
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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Loss on disposal of discontinued operations before income tax	$—	$(0.1)
Income tax benefit	—	1.8
Gain on disposal of discontinued operations, net of tax	$—	$1.7

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
The presentation of these costs allocated to us by AWI in our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2016	2016
Selling, general and administrative expenses	$—	$0.5
Other expense, net	—	0.3
Total	$—	$0.8

We recorded adjustments to the tax attributes assumed upon separation in the amount of $0.7 million for the nine months ended September 30, 2017.

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Loss) income from continuing operations before income taxes	$(31.0)	$15.3	$(31.9)	$24.7
Income tax (benefit) expense	(12.3)	6.0	(10.8)	10.9
Effective tax rate	39.7%	39.2%	33.9%	44.1%
We recorded tax benefit on pretax losses for the three and nine months ending September 30, 2017 versus tax expense on pretax income in the same periods of 2016. Geographic distribution of earnings, including unbenefited losses in foreign jurisdictions, reduced the benefit and increased the expense in the first nine months of 2017 and 2016,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

respectively. We also recognized less benefit for research and development credits in the first nine months of 2017 compared to the same period in 2016 due to the completion of our investment in luxury vinyl tile (“LVT”) production capabilities at our Lancaster facility.
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
As of September 30, 2017, we consider foreign unremitted earnings to be permanently reinvested.
NOTE 5. (LOSS) EARNINGS PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted (loss) earnings per share calculations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator
(Loss) income from continuing operations	$(18.7)	$9.3	$(21.1)	$13.8
Gain on disposal of discontinued operations, net of tax	—	—	—	1.7
Net (loss) income	$(18.7)	$9.3	$(21.1)	$15.5

Denominator
Weighted average number of common shares outstanding	26,648,693	27,792,041	27,398,673	27,755,439
Weighted average number of vested shares not yet issued	162,153	116,120	128,778	79,171
Weighted average number of common shares outstanding - Basic	26,810,846	27,908,161	27,527,451	27,834,610
Dilutive stock-based compensation awards outstanding	—	441,655	—	282,862
Weighted average number of common shares outstanding - Diluted	26,810,846	28,349,816	27,527,451	28,117,472

For the three and nine months ended September 30, 2017, the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive. For the three and nine months ended September 30, 2016, diluted earnings per share was calculated using the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following awards were excluded from the computation of diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	624,305	—	665,842	130,451
Performance awards excluded from diluted computation, as performance conditions not met	853,974	913,172	842,428	612,584

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	September 30, 2017	December 31, 2016
Customer receivables	$97.6	$84.3
Miscellaneous receivables	4.5	5.5
Less: allowance for product warranties, discounts, and losses	(17.0)	(13.8)
Total	$85.1	$76.0
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

The following table summarizes the activity for the allowance for product warranties:

	Nine Months Ended September 30,
	2017	2016
Balance as of January 1,	$(7.5)	$(7.3)
Reductions for payments	9.2	8.0
Current year warranty accruals	(9.9)	(8.2)
Balance as of September 30,	$(8.2)	$(7.5)
NOTE 7. INVENTORIES
The following table presents details related to our inventories, net:

	September 30, 2017	December 31, 2016
Finished goods	$156.7	$159.9
Goods in process	16.7	18.1
Raw materials and supplies	91.1	94.1
Total	$264.5	$272.1

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 8. INTANGIBLE ASSETS
The following table presents details related to our intangible assets:

		September 30, 2017		December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Long-lived intangible assets
Contractual arrangements	Various	$38.7	$2.9	$5.1	$0.7
Intellectual property	Various	6.4	1.7	5.8	1.6
Subtotal		45.1	$4.6	10.9	$2.3
Indefinite-lived intangible assets
Trademarks and brand names	Indefinite	21.6		34.0
Total		$66.7		$44.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Amortization expense	$1.9	$0.1	$2.5	$0.3

During the second quarter of 2017, we acquired vinyl composition tile ("VCT") assets for $36.1 million, consisting of equipment and trademarks of Mannington Mills, Inc. ("Mannington Mills") under an agreement that included non-compete provisions. We allocated $33.4 million of the purchase price to intangible assets and the remainder to inventories and equipment. The assigned intangible asset classes were contractual arrangements, $33.1 million, with an estimated useful life of five years, and intellectual property, $0.3 million, with an estimated useful life of two years. Amortization expense on the acquired intangibles was $1.7 million and $2.1 million for the three and nine months ended September 30, 2017, respectively.

In addition, Mannington Mills is eligible for contingent consideration of up to $9.0 million based on sales of our VCT flooring products for the twelve month periods ending June 30, 2019 and June 30, 2020 (“measurement periods”) compared to a base period of combined AFI and Mannington Mills sales for the 12 month period ended June 30, 2017.  The contingent consideration is tiered for each of the separate twelve month measurement periods ranging from consideration of zero to a maximum of $4.5 million in each measurement period. No contingent liability has been recognized as we concluded that such liability is not probable and estimable; this conclusion will be reevaluated at each subsequent reporting period. Any contingent liability recognized will be recorded as an adjustment to the value of the acquired assets.

Our indefinite-lived intangible assets are primarily trademarks and brand names, with Bruce representing the largest asset, all of which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows, which is why they have been assigned an indefinite life. We conduct our annual impairment test for indefinite-lived intangible assets during the fourth quarter. However, during the third quarter of 2017, we conducted an interim impairment test for indefinite-lived intangible assets within our Wood Flooring segment due to our decision to cease operations at two Wood Flooring manufacturing plants in response to a decline in sales. As a result of this testing, we recorded an impairment charge of $12.5 million for our Bruce trademark during the third quarter.

The method used to determine the fair value of our indefinite-lived intangible assets is the relief-from-royalty method. The principal assumptions used in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rates are derived from those used in our operating plan and strategic

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. The royalty rate assumption represents the estimated contribution of the intangible asset to the overall profits of the reporting unit. The method used for valuing our indefinite-lived intangible assets did not change from prior periods.

NOTE 9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	September 30, 2017	December 31, 2016
Payables, trade and other	$121.9	$123.4
Employment costs	18.5	23.3
Other accrued expenses	16.1	16.3
Total	$156.5	$163.0
NOTE 10. PLANT CLOSURE EXPENSES
In the third quarter of 2017, our board of directors approved the closure of two Wood Flooring segment manufacturing facilities, including a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi (the "Closures"), in response to a decline in sales. The Closures are expected to be completed in the fourth quarter of 2017 and will result in the separation of approximately 300 employees.

As part of these activities, we incurred expenses consisting of employee separations and other direct exit costs, accelerated depreciation and other incremental costs. We currently expect the Closures will result in approximately $29 million to $31 million of pre-tax costs during the second half of 2017, reflected in Cost of goods sold.

The following table details expenses related to the Closures:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2017	2017
Cash expenses
Severance and employee benefit costs	$1.1	$1.1
Decommissioning costs	1.0	1.0
Contract termination costs	0.6	0.6
Total cash expenses	2.7	2.7
Non-cash expenses
Accelerated depreciation	18.7	18.7
Asset write-downs and other non-cash exit costs	2.3	2.3
Total non-cash expenses	21.0	21.0
Total	$23.7	$23.7

As of September 30, 2017, the total liability related to the Closures was $1.7 million. We expect a substantial portion of this liability to be paid in the fourth quarter of 2017.

As a result of the Closures, we tested the long-lived assets within our Wood Flooring segment for recoverability and determined the carrying value to be recoverable, as the related undiscounted cash flows exceeded the carrying value of the assets.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 11. OTHER SEVERANCE EXPENSE
In the first quarter of 2017, we announced the combination of our commercial and residential go-to-market structures and related organization. The new structure was designed to provide enhanced support and responsiveness to retailers and contractors and to foster greater alignment with distributors, which cover both commercial and residential markets. As a result of this reorganization, approximately 40 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $4.6 million in selling, general and administrative (“SG&A”) expense as a result of this reorganization, of which $2.7 million and $1.9 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

In the third quarter of 2016, we recorded $1.7 million of severance expense in SG&A expenses related to the reorganization of certain administrative functions. This expense includes amounts related to the elimination of six positions, including the Chief Operating Officer position. Severance expense of $1.0 million and $0.7 million was recorded in our Resilient Flooring and Wood Flooring segments, respectively.

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
For periods prior to April 1, 2016, certain of our North American employees participated in defined-benefit pension and postretirement plans (the “Shared Plans”) sponsored by AWI. In addition, prior to April 1, 2016, certain of our U.S. employees participated in a postretirement medical benefit plan sponsored by us (the “AFI Postretirement Plan”). Our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) include Shared Plans expenses for our active and retired employees as well as an allocation of Shared Plan expenses associated with corporate personnel. The Shared Plan expenses presented in our Condensed Consolidated Financial Statements represent the allocation of plan costs to AFI and do not represent cash payments to AWI or to the Shared Plans.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes our pension and postretirement expense (income):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
AFI Plans:
Defined-benefit pension, U.S.
Service cost	$1.4	$1.4	$4.1	$2.9
Interest cost	3.8	3.9	11.6	7.8
Expected return on plan assets	(5.7)	(5.8)	(16.9)	(11.6)
Amortization of prior service cost	0.1	0.1	0.3	0.2
Amortization of net actuarial loss	2.6	2.6	7.7	5.1
Total, defined-benefit pension, U.S.	$2.2	$2.2	$6.8	$4.4
Defined-benefit pension, Canada
Interest cost	$0.2	$0.1	$0.5	$0.3
Expected return on plan assets	(0.3)	(0.2)	(0.7)	(0.5)
Amortization of net actuarial loss	—	—	0.1	0.1
Total, defined-benefit pension, Canada	$(0.1)	$(0.1)	$(0.1)	$(0.1)
Defined-benefit postretirement, U.S.
Service cost	$0.1	$—	$0.3	$0.1
Interest cost	0.8	0.9	2.5	1.8
Amortization of prior service credits	—	—	—	(0.1)
Amortization of net actuarial gains	(0.6)	(1.0)	(1.8)	(2.1)
Total defined-benefit postretirement, U.S.	$0.3	$(0.1)	$1.0	$(0.3)
Shared Plans:
Defined-benefit pension, U.S.	$—	$—	$—	$2.2
Defined-benefit pension, Canada	—	—	—	0.1
Defined-benefit postretirement, U.S.	—	—	—	(0.3)
NOTE 13. COMMON STOCK REPURCHASE PLAN
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock (the “Program”). Repurchases under the Program may be made through open market and block transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. During the nine months ended September 30, 2017 and since inception of the Program, we repurchased approximately 2.5 million shares under the Program for a total cost of $40.0 million, or an average price of $16.29 per share.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The balance of each component of accumulated other comprehensive (loss) income ("AOCI"), net of tax, is presented in the table below.

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$6.2	$0.5
Derivative (loss) gain, net	(1.0)	0.5
Pension and postretirement adjustments	(61.0)	(60.8)
Accumulated other comprehensive (loss)	$(55.8)	$(59.8)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Gain (Loss)	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2016	$0.5	$0.5	$(60.8)	$(59.8)
Other comprehensive income (loss) before reclassifications, net of tax impact of $ — , $1.1, ($0.4), and $0.7	5.7	(1.7)	(4.3)	(0.3)
Amounts reclassified from accumulated other comprehensive income	—	0.2	4.1	4.3
Net current period other comprehensive income (loss)	5.7	(1.5)	(0.2)	4.0
Balance, September 30, 2017	$6.2	$(1.0)	$(61.0)	$(55.8)

Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Net transfer from (to) AWI	8.6	(0.2)	(62.6)	(54.2)
Other comprehensive (loss) before reclassifications, net of tax impact of $ — , $0.2, ($0.1), and $0.1	(6.6)	(1.3)	(0.1)	(8.0)
Amounts reclassified from accumulated other comprehensive income	—	(0.9)	2.1	1.2
Net current period other comprehensive (loss) income	(6.6)	(2.2)	2.0	(6.8)
Balance, September 30, 2016	$2.1	$(0.1)	$(61.0)	$(59.0)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016	Affected Line Item
Derivative Adjustments:
Foreign exchange contracts - purchases	$—	$—	$—	$0.2	Cost of goods sold
Foreign exchange contracts - sales	0.3	(0.2)	0.3	(1.6)	Net sales
Total expense (income) before tax	0.3	(0.2)	0.3	(1.4)
Tax impact	(0.1)	0.1	(0.1)	0.5	Income tax (benefit) expense
Total expense (income), net of tax	0.2	(0.1)	0.2	(0.9)
Pension and Postretirement Adjustments:
Prior service cost amortization	0.1	—	0.2	—	Cost of goods sold
Prior service cost amortization	—	0.1	0.1	0.1	Selling, general and administrative expenses
Amortization of net actuarial loss	1.1	0.7	3.3	1.3	Cost of goods sold
Amortization of net actuarial loss	0.9	0.9	2.7	1.8	Selling, general and administrative expenses
Total expense before tax	2.1	1.7	6.3	3.2
Tax impact	(0.7)	(0.6)	(2.2)	(1.1)	Income tax (benefit) expense
Total expense, net of tax	1.4	1.1	4.1	2.1
Total reclassifications for the period	$1.6	$1.0	$4.3	$1.2
NOTE 15. SEGMENT INFORMATION
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include vinyl sheet, vinyl tile, and LVT flooring. In addition, our Resilient Flooring segment sources and sells laminate flooring products, vinyl tile products, vinyl sheet products, LVT products, linoleum products, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, flooring contractors and to the manufactured homes industry, and through secured specifications for these products through architects, designers and end users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species and dimensions, as well as related accessories. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and through secured specifications with regional and national builders. When market conditions and available capacity warrant, we also provide products on an OEM basis to other flooring companies.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Segment operating income is the measure of segment profit reviewed by our Chief Executive Officer who is our Chief Operating Decision Maker. The sum of the segments’ operating income equals the total combined operating income as reported on our Condensed Consolidated Statements of Operations and Comprehensive Income (Loss).
The following tables summarize segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net sales to external customers
Resilient Flooring	$194.4	$190.2	$542.7	$548.8
Wood Flooring	114.1	123.2	328.3	372.7
Total net sales to external customers	$308.5	$313.4	$871.0	$921.5

Operating (loss) income
Resilient Flooring	$8.5	$11.9	$16.0	$19.9
Wood Flooring	(38.6)	4.3	(45.8)	8.2
Total operating (loss) income	$(30.1)	$16.2	$(29.8)	$28.1
The following table summarizes segment assets:

	September 30, 2017	December 31, 2016
Assets
Resilient Flooring	$557.6	$514.3
Wood Flooring	305.5	354.7
Unallocated	51.9	35.4
Total assets	$915.0	$904.4
Unallocated assets primarily consist of cash and deferred income taxes.
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
Environmental Sites
In connection with our current or legacy manufacturing operations, or those of former owners, we may from time to time become involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act, and state or

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

international Superfund and similar type environmental laws. For those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies; however, we cannot predict with certainty the future identification of or expenditure for any investigation, closure or remediation of any environmental site.
Summary of Financial Position
There were no material liabilities recorded as of September 30, 2017 and December 31, 2016 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
We produce multilayered wood flooring domestically and import multilayered wood flooring from third party suppliers in China. Until October 2014, AWI also operated a plant in Kunshan, China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. As a result, we have been directly involved in the multilayered wood flooring-related litigation at DOC and in the U.S. courts. Our consistent view through the course of this matter has been, and remains, that our imports are neither dumped nor subsidized. In 2013, in the sole DOC investigation of AWI and its subsidiaries (as a mandatory respondent in connection with the first annual administrative review), Armstrong Kunshan received a final CVD rate of 0.98% and a final AD rate of 0.00%.
Litigation regarding this matter has continued in the U.S. courts. Armstrong Kunshan as well as other respondents have appealed the DOC’s original decision to apply an AD rate to AWI and its subsidiaries and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit ("CAFC").  The CAFC, on February 15, 2017, found that DOC did not make the requisite factual findings necessary to support its original investigation determination.  The CAFC vacated and remanded the Court of International Trade decision for further proceedings.  Success in the subsequent remand proceedings (and any further appeals) could result in a revocation of the AD order with respect to us and other separate rate respondents.
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
The second administrative review period covered imports of multilayered wood flooring made between December 1, 2012  and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). In July 2015, the DOC issued a final “all others” CVD rate of 0.99% and a 13.74% AD rate. The AD rate was determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We, along with other respondents, have filed complaints against DOC challenging the rate in the U.S. Court of International Trade. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4.6 million, which is recorded in accounts payable and accrued expenses. The court granted the preliminary injunction requested by plaintiffs on August 13, 2015, and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May 16, 2016, the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We continue to defend our import practices by pursuing our available legal rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $5.9 million, which is recorded in accounts payable and accrued expenses. We successfully filed an injunction request. The court granted the preliminary injunction on January 4, 2017 and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case. The preliminary injunction also ensures that our entries made during the 2013-14 review period will ultimately be liquidated in accordance with the final decision by the courts.
AWI and Armstrong Kunshan were not subject to review during the fourth administrative review period; however, we are liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period.  The fourth administrative review period covered all multilayered wood flooring imports made between December 1, 2014 and November 30, 2015 (AD) and between January 1, 2014 and December 31, 2014 (CVD). On May 15, 2017, the DOC published a final “all others” CVD rate of 1.06% and on June 5, 2017, DOC imposed a de minimus “all others” AD rate which will apply to our multilayered wood flooring imports during this period. We have begun receiving refunds for our multilayered wood flooring imports during this time period as our deposit rate exceeded this de minimus rate. The petitioners initially appealed this decision, but withdrew their appeal on October 17, 2017. We will accrue and make cash deposits for duties when we are the importer of record at the rates established by the DOC based on the fourth administrative review process. Administrative reviews for the fifth review period (December 1, 2015-November 30, 2016 for AD and January 1, 2015-December 31, 2015 for CVD) have been initiated and are currently pending. We are not subject to review for this period; however, we will be liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period.

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

Overview

Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products in North America and the Pacific Rim. As of September 30, 2017, we operated 17 manufacturing plants in three countries, including 14 plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

Recent Events

During the second quarter of 2017, we acquired vinyl composition tile ("VCT") assets of Mannington Mills, Inc., a nationally recognized flooring company, for a cash purchase price of $36.1 million including transaction costs (the "VCT Acquisition"). See Note 8 to the Condensed Consolidated Financial Statements for further information.

During the third quarter of 2017, our board of directors approved the closure of a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi (the "Closures"), in response to a decline in sales. The Closures are expected to be completed in the fourth quarter of 2017 and will result in the separation of approximately 300 employees. We currently expect the Closures will result in approximately $29 million to $31 million of pre-tax costs during the second half of 2017. See Note 10 to the Condensed Consolidated Financial Statements for further information. As a result of this decision, we conducted an interim impairment test for indefinite-lived intangible assets and recorded an impairment charge of $12.5 million for our Bruce trademark during the third quarter. See "Critical Accounting Estimates" within MD&A for further information.

Employees

As of September 30, 2017, we had approximately 3,900 full-time and part-time employees worldwide, compared to approximately 4,000 employees as of December 31, 2016. As of the date of this filing, a collective bargaining agreement covering approximately 170 employees at one of our domestic plants expired. As of the date of this filing, these employees are working under an expired contract and negotiations continue.

Factors Affecting Our Business

Net Sales

Overview

Demand for our product is influenced by economic conditions. We closely monitor publicly available macroeconomic trend data that provides insight to commercial and residential market activity; this includes Gross Domestic Product growth indices, the Architecture Billings Index and the Consumer Confidence Index, as well as housing starts and existing home sales.

Demand for our products is also influenced by consumer preferences. We continue to experience growth in the demand for luxury vinyl tile (“LVT”) in conjunction with accelerated decline in our legacy resilient products, particularly vinyl

Management’s Discussion and Analysis of Financial Condition and Results of Operations

sheet, and our wood products. In addition, our channel partners raise or lower their inventory levels according to their expectations of market demand and consumer preferences, which directly affects our sales.

Segments

Resilient Flooring segment — We compete in both the residential and commercial resilient flooring markets in North America and primarily the commercial market in the Pacific Rim. Our business operates in a competitive environment across all our product categories and excess capacity exists in much of the industry.  We continue to see efforts by various competitors to price aggressively as a means to gain market share.

We have experienced a decline in demand for our legacy resilient products, particularly vinyl sheet products, which are primarily used in residential applications. The decline is driven by loss of market share to competitors as well as consumer trends, which have continued to favor alternate products, including LVT products.

The flooring market continues to experience LVT growth. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets, with the largest impacts on the AFI portfolio within the VCT and vinyl sheet categories.

We are the largest producer of VCT. The market for VCT, which is primarily used in commercial environments, is a mature and well-structured category. We expect future sales growth in this category to result from the VCT Acquisition.

Wood Flooring segment — Our product offerings include both solid and engineered wood flooring products. We have noted a market shift from solid to engineered wood flooring products, a category experiencing continued competitive pressure from lower-priced imports, and an increasing popularity of non-wood flooring with wood-like visuals.

Operating Expenses

Resilient Flooring segment — We have experienced increased raw material prices and basic energy costs impacting both our manufacturing and sourced finished product costs. We began producing LVT at our Lancaster, PA plant in the fourth quarter of 2015 and incurred continued ramp-up costs in 2016 to achieve expected operating levels. In the first nine months of 2017, manufacturing costs for our LVT operations have improved.

Wood Flooring segment — We purchase a significant amount of green lumber as an input into our hardwood flooring products.  The market for lumber has historically been volatile. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before such price changes are reflected in our results of operations.

We expect to achieve reduced manufacturing costs in future periods as a result of the Closures.

We may continue to experience expenses related to our involvement in antidumping and countervailing duty cases as an importer of multilayered wood flooring. See Note 16 to the Condensed Consolidated Financial Statements for further information related to multilayered wood flooring duties.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and nine months ended September 30, 2017 and 2016:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(Dollars in millions)	2017	2016	$	%	2017	2016	$	%
Net sales	$308.5	$313.4	$(4.9)	(1.6)%	$871.0	$921.5	$(50.5)	(5.5)%
Cost of goods sold	276.8	243.4	33.4	13.7%	735.1	736.4	(1.3)	(0.2)%
Gross profit	31.7	70.0	(38.3)	(54.7)%	135.9	185.1	(49.2)	(26.6)%
Selling, general and administrative expenses	49.3	53.8	(4.5)	(8.4)%	153.2	157.0	(3.8)	(2.4)%
Intangible asset impairment	12.5	—	12.5	NM	12.5	—	12.5	NM
Operating (loss) income	(30.1)	16.2	(46.3)	NM	(29.8)	28.1	(57.9)	NM
Interest expense	0.8	0.6	0.2		2.0	1.3	0.7
Other expense, net	0.1	0.3	(0.2)		0.1	2.1	(2.0)
(Loss) income from continuing operations before income taxes	(31.0)	15.3	(46.3)		(31.9)	24.7	(56.6)
Income tax (benefit) expense	(12.3)	6.0	(18.3)		(10.8)	10.9	(21.7)
(Loss) income from continuing operations	(18.7)	9.3	(28.0)		(21.1)	13.8	(34.9)
Gain on disposal of discontinued operations, net of tax	—	—	—		—	1.7	(1.7)
Net (loss) income	$(18.7)	$9.3	$(28.0)		$(21.1)	$15.5	$(36.6)
____________
NM: not meaningful

For the three months ended September 30, 2017, net sales decreased by $4.9 million, or 1.6%, and operating income decreased by $46.3 million compared to the three months ended September 30, 2016. The decline in net sales reflected results in our Wood Flooring segment, which were partially offset by higher sales in our Resilient Flooring segment. The decline in operating income was primarily due to lower operating income in our Wood Flooring segment; in addition, our Resilient Flooring segment also experienced lower operating income.

For the nine months ended September 30, 2017, net sales decreased by $50.5 million, or 5.5%, and operating income decreased by $57.9 million. The decline in net sales and operating income largely reflected results in our Wood Flooring segment; however, our Resilient Flooring segment also experienced lower net sales and operating income. During the third quarter of 2017, we incurred expenses of $23.7 million in connection with the Closures and recorded an impairment charge of $12.5 million on intangible assets. These expenses were partially offset by the lower impact of new duty rates related to prior years' imports of multilayered wood flooring from China of $7.0 million. See Notes 8, 10 and 16 to the Condensed Consolidated Financial Statements for additional information regarding the impairment charge, the Closures, and multilayered wood flooring duties, respectively.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Results
Three months ended September 30, 2017 compared to September 30, 2016
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2017	2016	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$194.4	$190.2	4.2	2.2%	(1.8)	0.7	2.9	0.4
Wood Flooring	114.1	123.2	(9.1)	(7.4)%	(0.7)	(7.5)	0.6	0.2
Total	$308.5	$313.4	(4.9)	(1.6)%
In our Resilient Flooring segment, net sales for the three months ended September 30, 2017 increased compared to the three months ended September 30, 2016 primarily due to favorable mix, higher volume, and favorable foreign currency movements, partially offset by lower price. Favorable mix reflected growth from our LVT products relative to lower-priced products such as vinyl sheet. Higher volume reflected increased sales of VCT and LVT, partially offset by lower sales of vinyl sheet and laminate. For VCT, the effect of the VCT Acquisition was reflected in both demand and distributor inventory levels. The decline in price reflected continued competitive pressure across our product categories.
In our Wood Flooring segment, net sales for the three months ended September 30, 2017 decreased compared to the three months ended September 30, 2016 primarily due to lower volume. Volume declined within both our engineered and solid product categories across most of our customer channels, reflecting continued competitive pressures.

Operating (Loss) Income

Operating (loss) income by segment is shown in the table below:

	Three Months Ended September 30,

(Dollars in millions)	2017	2016	Change
Resilient Flooring	$8.5	$11.9	$(3.4)
Wood Flooring	(38.6)	4.3	(42.9)
Total	$(30.1)	$16.2	$(46.3)

In our Resilient Flooring segment, operating results for the three months ended September 30, 2017 declined compared to the three months ended September 30, 2016. The decline reflected the unfavorable gross margin flow-through from pricing as well as higher input costs, partially offset by lower manufacturing costs and lower Selling, general and administrative ("SG&A") expenses. Lower manufacturing costs primarily reflected lower costs related to our Lancaster LVT operations compared to the prior-year period, which included ramp-up costs. Lower SG&A expenses included $2.8 million of savings from lower incentive-based compensation, partially offset by $1.7 million of amortization related to the VCT Acquisition.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

In our Wood Flooring segment, operating results for the three months ended September 30, 2017 declined compared to the three months ended September 30, 2016. The decline primarily reflected expenses related to the Closures of $23.7 million, an impairment charge of $12.5 million on intangible assets, the impact of lower sales, and higher input costs, partially offset by $1.5 million of savings from lower incentive-based compensation. See Notes 8 and 10 to the Condensed Consolidated Financial Statements for additional information regarding the impairment charge and the Closures, respectively.

Income tax expense: We recorded an income tax benefit of $12.3 million for the three months ended September 30, 2017 versus income tax expense of $6.0 million in the same period of 2016. The effective tax rate for the third quarter of 2017 of 39.7% was virtually flat compared to the rate of 39.2% for the same period of 2016.
Nine months ended September 30, 2017 compared to September 30, 2016
Net Sales
Net sales by segment are shown in the table below:

	Nine Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2017	2016	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$542.7	$548.8	(6.1)	(1.1)%	(1.7)	(2.5)	3.1	—
Wood Flooring	328.3	372.7	(44.4)	(11.9)%	(0.8)	(11.9)	0.8	—
Total	$871.0	$921.5	(50.5)	(5.5)%
In our Resilient Flooring segment, net sales for the nine months ended September 30, 2017 decreased compared to the nine months ended September 30, 2016 primarily due to lower volume and price, partially offset by favorable mix. Lower volume reflected a decline in sales of vinyl sheet and laminate products, partially offset by higher sales of LVT, which continued to achieve double-digit growth, and VCT. The decline in price reflected continued competitive pressure across our product categories. Favorable mix was driven by growth from our LVT products relative to declines in legacy categories.
In our Wood Flooring segment, net sales for the nine months ended September 30, 2017 decreased compared to the nine months ended September 30, 2016 primarily due to lower volume. Volume declined within both our solid and engineered product categories and across all of our customer channels. The decline was most pronounced on sales to key strategic accounts.

Operating (Loss) Income

Operating (loss) income by segment is shown in the table below:

	Nine Months Ended September 30,

(Dollars in millions)	2017	2016	Change
Resilient Flooring	$16.0	$19.9	$(3.9)
Wood Flooring	(45.8)	8.2	(54.0)
Total	$(29.8)	$28.1	$(57.9)
In our Resilient Flooring segment, operating results for the nine months ended September 30, 2017 declined compared to the nine months ended September 30, 2016. The decline reflected the impact of lower sales and higher input costs,

Management’s Discussion and Analysis of Financial Condition and Results of Operations

partially offset by lower manufacturing costs, including lower costs related to our Lancaster LVT operations compared to the prior-year period, which included ramp-up costs, and lower SG&A expenses.

In our Wood Flooring segment, operating results for the nine months ended September 30, 2017 declined compared to the nine months ended September 30, 2016. The decline primarily reflected the impact of lower sales, expenses related to the Closures of $23.7 million, and an impairment charge of $12.5 million on intangible assets, partially offset by the lower impact of new duty rates related to prior years' imports of multilayered wood flooring from China of $7.0 million. See Notes 8, 10, and 16 to the Condensed Consolidated Financial Statements for additional information regarding the impairment charge, the Closures, and multilayered wood flooring duties, respectively.

Other expense, net: Other expense, net of $0.1 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Income tax expense: We recorded an income tax benefit of $10.8 million for the nine months ended September 30, 2017 versus income tax expense of $10.9 million in the same period of 2016. The effective tax rate was 33.9% and 44.1% for the nine months ended September 30, 2017 and 2016, respectively, reflecting the geographic distribution of earnings.

Discontinued operations: For the nine months ended September 30, 2016, discontinued operations of $1.7 million reflected non-cash tax benefits for our former European resilient flooring business related to pension expense deductions. See Note 2 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. We purchased $40.0 million of treasury stock in the first nine months of 2017.
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our asset-based revolving credit facility ("ABL Facility"), described below. We believe these sources are sufficient to provide operating liquidity, fund planned capital expenditures, and allow further purchases under our share repurchase authorization. Our liquidity needs for operations vary throughout the year with the majority of our operating cash flows generated in the second and third quarters.
Prior to the Spin-off, deemed transfers of cash to and from AWI’s cash management system were reflected in Net AWI investment in the historical combined financial statements.
AFI does not presently have a plan to pay cash dividends on its common stock. Payment of cash dividends, if any, on our common stock will rest solely within the discretion of our board of directors and will depend upon, among other things, AFI’s earnings, capital requirements, financial condition, legal requirements, regulatory constraints, covenants associated with certain of AFI’s debt service obligations, industry practice, and other relevant factors as determined by our board of directors.
Cash and cash equivalents totaled $43.6 million as of September 30, 2017 of which $10.4 million was held in the U.S.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended September 30,
	2017	2016
Cash provided by operating activities	$46.2	$55.2
Cash used for investing activities	(69.3)	(27.5)
Cash provided by financing activities	34.5	4.4
Operating activities
Operating activities for the nine months ended September 30, 2017 and 2016 provided $46.2 million and $55.2 million of cash, respectively. For the nine months ended September 30, 2017, cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, impairment, pension and stock-based compensation, partially offset by changes in changes in working capital. For the nine months ended September 30, 2016, cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, pension, stock-based compensation and deferred income taxes, partially offset by changes in working capital.
Investing activities
Net cash used for investing activities was $69.3 million and $27.5 million for the nine months ended September 30, 2017 and 2016, respectively. Included in the 2017 outflow was the cash paid for the acquisition of the VCT assets of Mannington Mills, Inc. for $36.1 million including transaction costs. Purchases of property, plant, and equipment totaled $33.5 million and $28.1 million for the respective periods.
Financing activities
Net cash provided by financing activities was $34.5 million and $4.4 million for the nine months ended September 30, 2017 and 2016, respectively. Cash provided in the first nine months of 2017 primarily reflected net proceeds from debt, partially offset by purchases of treasury stock. Cash provided in the first nine months of 2016 primarily reflected net transfers from AWI, partially offset by a distribution paid to AWI at Separation.
Debt
On April 1, 2016, AFI entered into a $225.0 million ABL Facility with a five-year maturity. As of September 30, 2017, the debt outstanding under the ABL Facility was $95.0 million and outstanding letters of credit were $3.0 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and was 1.50% as of September 30, 2017. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.25%. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of September 30, 2017, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant did not apply. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our long-term debt obligations increased by $74.9 million, from $21.2 million as of December 31, 2016 to $96.1 million as of September 30, 2017, primarily related to additional borrowings under our ABL Facility, which will come due in 2021.

Critical Accounting Estimates
Our indefinite-lived intangible assets are primarily trademarks and brand names, with Bruce representing the largest asset, all of which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows, which is why they have been assigned an indefinite life. We conduct our annual impairment test for indefinite-lived intangible assets during the fourth quarter. However, during the third quarter of 2017, we conducted an interim impairment test for indefinite-lived intangible assets within our Wood Flooring segment due to our decision to cease operations at two Wood Flooring manufacturing plants in response to a decline in sales. As a result of this testing, we recorded an impairment charge of $12.5 million for our Bruce trademark during the third quarter.

The method used to determine the fair value of our indefinite-lived intangible assets is the relief-from-royalty method. The principal assumptions used in our impairment tests for indefinite-lived intangible assets include revenue growth rate, discount rate and royalty rate. Revenue growth rates are derived from those used in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of capital which reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. The royalty rate assumption represents the estimated contribution of the intangible asset to the overall profits of the reporting unit. The method used for valuing our indefinite-lived intangible assets did not change from prior periods.

We review long-lived asset groups, which include long-lived intangible and tangible assets, for impairment when indicators of impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. During the third quarter of 2017, as a result of the decision to cease operations at two Wood Flooring manufacturing plants, we tested the long-lived assets within our Wood Flooring asset group for recoverability and determined the carrying value to be recoverable, as the related undiscounted cash flows exceeded the carrying value of the assets. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

The revenue and cash flow estimates used in applying our impairment and recoverability tests are based on management’s analysis of information available at the time of the impairment test. Actual results lower than the estimate could lead to significant future impairments. If future testing indicates that fair values have declined below carrying value, our financial condition and results of operations would be affected.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

See Notes 8 and 10 to the Condensed Consolidated Financial Statements for additional information.

Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
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

As of September 30, 2017, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

During the third quarter of 2017, Ronald D. Ford assumed the position of CFO, replacing Kimberly Z. Boscan, the current Vice President and Controller, who served as Interim CFO. No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2016 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from July 1, 2017 to September 30, 2017:

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2017	303,165	$17.83	303,165	$30 million
August 1 - 31, 2017	850,965	$14.43	850,965	$18 million
September 1 - 30, 2017	522,834	$15.28	517,856	$10 million
Total	1,676,964		1,671,986	$10 million
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.
2 Shares reacquired pursuant to a share repurchase program effective March 6, 2017. Any shares not used to fulfill employee stock award obligations are held in Treasury as of September 30, 2017.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	November 6, 2017

By:	/s/ Ronald D. Ford

Ronald D. Ford
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	November 6, 2017

By:	/s/ Kimberly Z. Boscan

Kimberly Z. Boscan
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)