Form 10-K
period 2017-12-31
Armstrong Flooring, Inc.
filed 2018-03-06
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit and post such files.)  Yes   ☑ No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The aggregate market value of the Common Stock of Armstrong Flooring, Inc. held by non-affiliates based on the closing price ($17.97 per share) on the New York Stock Exchange (trading symbol AFI) as of June 30, 2017 was approximately $404.5 million. As of February 27, 2018 the number of shares outstanding of the registrant’s Common Stock was 25,751,202.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Armstrong Flooring, Inc.’s definitive Proxy Statement for use in connection with its 2018 annual meeting of stockholders, to be filed no later than April 30, 2018 (120 days after the last day of our 2017 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, earnings and EBITDA (as defined below). Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions;

•	competition;

•	availability and costs of raw materials and energy;

•	key customers;

•	construction activity;

•	costs savings and productivity initiatives;

•	strategic transactions;

•	information systems;

•	intellectual property rights;

•	international operations;

•	labor;

•	claims and litigation;

•	liquidity;

•	debt;

•	debt covenants;

•	personnel;

•	outsourcing;

•	environmental and regulatory matters; and

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

We are a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products primarily in North America and the Pacific Rim.

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
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include luxury vinyl tile ("LVT"), vinyl sheet, and vinyl tile flooring. In addition, our Resilient Flooring segment sources and sells LVT products, vinyl sheet products, and laminate products, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, flooring contractors and to the manufactured homes industry, and through secured specifications for these products through architects, designers and end-users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
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

Products and Markets

We hold leadership or significant market share positions in the product categories and markets in which we operate. We compete in the resilient and wood flooring product categories in North America and the Pacific Rim. The majority of our sales are in North America, where we serve both commercial and residential markets. In the Pacific Rim, we are principally focused on commercial markets. Virtually all of our Wood Flooring segment sales are in North America, as these products predominantly serve the residential market.

The major markets in which we compete are:

North American Commercial — Our products, primarily resilient flooring, are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Industry analysts estimate that renovation work represents the majority of the total North American commercial market opportunity. Most of our revenue comes from four major segments of commercial building: education, healthcare, retail and office. We monitor U.S. construction starts and follow project activity. Our revenue from new construction can lag behind construction starts by as much as twenty-four months given that the installation of flooring typically occurs later in the construction process. We also monitor office vacancy rates, architectural activity, gross domestic product ("GDP") and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction. We also believe that consumer preferences for product type, style, color, availability and affordability also significantly affect our revenue.

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

Outside of North America — We also serve commercial markets in the Pacific Rim region with over 80% of the sales in this region coming from China and Australia. The commercial segments we serve are similar to the North American market (education, retail, office and healthcare). However there is a higher penetration of resilient flooring in the hospitality (retail) and office segments in China than we see in North America. For the countries where we have significant revenue, we monitor various national statistics (such as GDP) as well as construction data (starts and project-related information).

LVT Investment — LVT represents the fastest growing resilient flooring product category. Through enhanced wear layers and coatings, LVT delivers improved durability and lower maintenance over traditional vinyl tile. In addition, the utilization of advanced printing and embossing technology provides LVT with upgraded visual realism in a wide variety of attractive wood and stone designs. LVT’s modular format offers a wide range of installation options for the professional and do-it-yourself installer, with an enhanced ease of installation when compared to other products such as wood or ceramic tile; this can be seen with the growing popularity of floating and rigid LVT floors. The largest market for LVT is North America. Historically, this market has been largely served by imported product manufactured in the Pacific Rim. We completed construction of an expansion to our Lancaster, Pennsylvania plant in 2016 and repurposed a portion of our Stillwater, Oklahoma vinyl sheet plant in 2017 to add LVT manufacturing capacity.

The following table provides an estimate of our segments’ 2017 net sales, by major markets.

	(Estimated percentages of individual segment's sales)
	North American Commercial		North American Residential		Outside of North America
	New	Renovation	New	Renovation	New	Renovation	Total
Resilient Flooring	10%	35%	5%	35%	10%	5%	100%
Wood Flooring	—	—	50%	50%	—	—	100%

Management has estimated the above data as the end-use of our products is not easily determinable.

Geographic Areas

See Note 3 to the Consolidated Financial Statements for additional financial information by geographic areas.

Customers

We use our reputation, capabilities, service and brand recognition to develop long-standing relationships with our customers. We principally sell products through independent wholesale flooring distributors, who re-sell our products to retailers, builders, contractors, installers and others. In the commercial sector, we also have important relationships with subcontractors’ alliances, large architect and design firms, and major facility owners in our focus segments. In the North American retail channel, which sells to end-users in the residential and light commercial segments, we have important relationships with national home centers and flooring retailers. In the North American residential sector, we also have important relationships with major home builders and retail buying groups. Additionally, when market conditions and available capacity warrant, we also provide products on an OEM basis to other flooring companies.

Approximately 65% of our consolidated net sales in 2017 are to distributors. Sales to large home centers account for approximately 20% of our consolidated sales in 2017. Our remaining sales are primarily to other retailers, end-use customers and contractors.

J.J. Haines and Company, Inc. and The Home Depot, Inc. each accounted for 10% or more of our total consolidated net sales in 2017.

Working Capital

We produce goods for inventory and sell on credit to our customers. Our distributors carry inventory as needed to meet local or rapid delivery requirements, which varies across our Resilient Flooring and Wood Flooring segments. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. These practices are typical within the industry. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before costs are reflected in our results of operations.

Competition

We face strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient and wood flooring products compete with carpet, stone and ceramic products. There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:

Beaulieu International Group, N.V., Boa-Franc, Inc., Congoleum Corporation, Forbo Holding AG, Gerflor Group, IVC Group (a division of Mohawk Industries, Inc.), Krono Holding AG, Lauzon Ltd, LG Floors, Mannington Mills, Inc., Mercier Wood Flooring, Inc., Metroflor Corporation, Mirage Hardwood Floors (a division of Boa-Franc Inc.), Mohawk Industries, Inc., Mullican Flooring, L.P., Nora Systems GmbH, Pfleiderer AG, Shaw Industries, Inc., Somerset Hardwood Flooring, Tarkett AG, and U.S. Floors, Inc. (a division of Shaw Industries, Inc.).

Raw Materials

We purchase raw materials from numerous suppliers worldwide in the ordinary course of business. The principal raw materials used in each segment include the following:

Business	Principal Raw Materials
Resilient Flooring	Polyvinylchloride ("PVC") resins and films, plasticizers, fiberglass and felt backings, limestone, pigments, inks, stabilizers and coatings
Wood Flooring	Hardwood lumber, veneer, coatings and stains

We also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity and natural gas, and water.

In general, adequate supplies of raw materials are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers. If these suppliers were unable to satisfy our requirements, we believe alternative supply arrangements would be available.

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs.

Sourced Products

Some of our products are sourced from third parties. Our primary sourced products include laminate, engineered wood, vinyl sheet, LVT, and rigid core planks as well as installation and maintenance materials and accessories. We purchase most of our sourced products from suppliers that are located outside of the U.S., primarily from Asia. Sales of sourced products represented approximately 25% of our total consolidated revenue in 2017.

In general, adequate supplies of sourced products are available to all of our businesses. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, production and transportation disruptions and/or business decisions made by, or events that affect, our suppliers. If these suppliers were unable to satisfy our requirements, we believe alternative supply arrangements would be available.

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

Patent and Intellectual Property Rights

Patent protection is important to our business. Our competitive position has been enhanced by U.S. and foreign patents on products and processes developed or perfected within AFI, including those before and after the Spin-off, or obtained through acquisitions and licenses. In addition, we benefit from our trade secrets for certain products and processes.

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

We own or have a license to use certain trademarks, including, without limitation, Armstrong®, Alterna®, BBT®, BioBased Tile®, Bruce®, Diamond 10®, Dundee®, Excelon®, Imperial®, Initiator™, Inspiring Great Spaces®, Laurel™, Lock&Fold®, Luxe Plank®, Manchester®, Medintech®, Memories™, Natural Creations®, Plano®, Station Square™, StrataMax®, Timberline®, and Vivero®, which are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Employees

As of December 31, 2017, we had approximately 3,600 full-time and part-time employees worldwide. Approximately 40% of our 2,400 production and maintenance employees are represented by labor unions. As of March 6, 2018, approximately 160 employees at one of our domestic plants continue to work under an expired collective bargaining agreement and negotiations continue. Contracts for remaining employees expire between 2019 and 2020. We believe that our relations with our employees are satisfactory.

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

We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, distributors and competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. There were no material liabilities recorded at December 31, 2017 for potential environmental liabilities, on a global basis, that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 23 to the Consolidated Financial Statements and Risk Factors in this

Form 10-K for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

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

We compete with numerous flooring manufacturers in highly competitive markets. Competition can affect customer preferences, reduce demand for our products, negatively affect our product sales mix, leverage greater financial resources, or cause us to lower prices.

Our markets are highly competitive. We compete for sales of flooring products with many manufacturers of resilient and wood flooring as well as with manufacturers who also produce other types of flooring products. Some of our competitors have greater financial resources than we do. Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Our failure to compete effectively through management of our product portfolio, by meeting consumer preferences, maintaining market share positions in our legacy product categories and gaining market leadership in growth product categories such as LVT, could have a material adverse effect on our financial condition, liquidity or results of operations. Our customers consider our products' performance, product styling, customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets whether for performance or styling preferences or our inability to develop and offer new competitive performance features, could have an adverse effect on our sales.

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

The availability and cost of raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of natural gas, petroleum-based raw materials and hardwood lumber in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. This dependency and any limited availability could cause us to reformulate products or limit our production. Decreased access to raw materials and energy or significant increased cost to purchase these items, as well as increased transportation costs, and any corresponding inability to pass along such costs through price increases could have a material adverse effect on our financial condition, liquidity or results of operations.

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

We rely heavily on our information systems to operate our business activities, including, among other things, purchasing, distribution, inventory management, processing, shipping and receiving, billing and collection, financial reporting and record keeping. We also rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales and distribution systems, and certain of our production processes are managed and conducted by computer. Any interruption, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, intentional acts of vandalism, or various forms of cybercrimes including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to our reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

A portion of our products move in international trade, with approximately 9% of our revenues from operations outside the United States and Canada in 2017. Our international trade is subject to currency exchange fluctuations, trade regulations, import duties, logistics costs, delays and other related risks. Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

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

In the ordinary course of business, we are subject to various claims and litigation. Any such claims, whether with or without merit, could be time consuming and expensive to defend and could divert management’s attention and resources. While we will strive to ensure that our products comply with applicable government regulatory standards and internal requirements, and that our products perform effectively and safely, customers from time to time could claim that our products do not meet warranty or contractual requirements, or were improperly installed and users could claim to be harmed by use or misuse of our products. These claims could give rise to breach of contract, warranty or recall claims, or claims for negligence, product liability, strict liability, personal injury or property damage. They could also result in negative publicity.

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

Our performance depends on our ability to attract, develop and retain talented management.

We must attract, develop and retain qualified and talented personnel in senior management, sales, marketing, product design, and operations. We compete with numerous companies for these employees and invest resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect our competitive position, execution on strategic priorities and operating results.

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

Risks Related to the Separation from AWI

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

In connection with the Separation, we entered into a Separation and Distribution Agreement with AWI and also entered into various other agreements, including a Tax Matters Agreement, an Employee Matters Agreement, a Campus Lease

Agreement and Trademark License Agreements. We rely on AWI to satisfy its performance obligations under these agreements. If AWI is unable to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties or losses.

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

A stockholder's percentage ownership in us may be diluted because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our common stock.

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

•	the inability of our stockholders to call a special meeting;

•	rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;

•	the right of our board of directors to issue preferred stock without stockholder approval;

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our world headquarters is in Lancaster, Pennsylvania. We entered into a lease agreement with AWI under which we lease certain portions of their current headquarters as our corporate headquarters. See Note 8 to the Consolidated Financial Statements for a discussion of the terms of the Campus Lease Agreement.

We produce and market our flooring products and services throughout the world, operating 15 manufacturing plants in three countries. One of our plants is leased and the remaining 14 plants are owned. We operate 12 manufacturing plants located throughout the United States.

Business Segment	Number of Plants	Location of Principal Facilities
Resilient Flooring	9	U.S. (California, Illinois, Mississippi, Oklahoma, and Pennsylvania), China and Australia
Wood Flooring	6	U.S. (Arkansas, Kentucky, Missouri, Pennsylvania, Tennessee and West Virginia)

Excluded from the table above are two plants, a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi, which were closed during the fourth quarter of 2017.

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

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFI’s common shares trade on the New York Stock Exchange under the ticker symbol “AFI.” As of February 27, 2018, there were approximately 222 holders of record of AFI’s common stock.

The figures below represent the high and low intra-day sale prices for our common stock for each quarter starting April 4, 2016, the date on which our common shares began regular-way trading on the New York Stock Exchange.

	2017
	First	Second	Third	Fourth	Total Year
Price range of common stock - high	$22.96	$20.20	$18.60	$17.91	$22.96
Price range of common stock - low	$16.55	$17.89	$13.55	$13.32	$13.32

	2016
	First	Second	Third	Fourth	Total Year
Price range of common stock - high	—	$19.95	$20.85	$21.00	$21.00
Price range of common stock - low	—	$11.77	$16.48	$15.48	$11.77

There were no dividends declared during 2017 or 2016.

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

Issuer Purchases of Equity Securities

The following table includes information about our stock repurchases from October 1, 2017 to December 31, 2017:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31, 2017	239	$15.59	—	$10 million
November 1 - 30, 2017	841	$19.06	—	$10 million
December 1 - 31, 2017	3,399	$16.50	—	$10 million
Total	4,479		—	$10 million
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.
2 Shares of common stock reacquired pursuant to our $50 million share repurchase program effective March 6, 2017. During 2017, 2.5 million shares were repurchased for a total cost of $40 million, with an average price of $16.29 per share. Any shares not used to fulfill employee stock award obligations are held in Treasury as of December 31, 2017.

Item 6. Selected Financial Data

The following selected historical consolidated financial data should be read in conjunction with our audited Consolidated Financial Statements, the accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Form 10-K. The Consolidated Financial Statements for periods prior to the Spin-off include the historical results of operations, assets and liabilities of the legal entities that are considered to comprise AFI and may not be indicative of results had we actually been a separate stand-alone entity during such periods, nor are they necessarily indicative of our future financial position, results of operations and cash flows.

	Year Ended December 31,
(Dollars in millions, except per share data)	2017	2016	2015	2014	2013
Income statement data
Net sales	$1,133.7	$1,193.2	$1,188.7	$1,220.4	$1,262.8
Operating (loss) income	(47.0)	18.9	(14.0)	21.8	63.5
(Loss) income from continuing operations	(41.8)	7.5	(10.3)	9.5	40.8
Per common share - basic (1)	$(1.54)	$0.27	$(0.37)	$0.34	$1.47
Per common share - diluted (1)	(1.54)	0.27	(0.37)	0.34	1.47
Dividends declared per share of common stock	—	—	—	—	—
Balance sheet data (end of period)
Total assets	$879.5	$904.4	$870.6	$858.0	$1,022.4
Long-term debt	86.0	21.2	10.0	10.0	10.0
_____________
(1) For 2013-2015, basic and diluted earnings (loss) per share were calculated based on 27,738,779 shares of AFI common stock distributed on April 1, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products primarily in North America and the Pacific Rim. As of December 31, 2017, we operated 15 manufacturing plants in three countries, including 12 manufacturing plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

Recent Events

On April 1, 2016, Armstrong World Industries, Inc. ("AWI"), a Pennsylvania corporation, separated AWI’s Resilient Flooring and Wood Flooring segments from its Building Products segment (the "Separation"). The Separation was effected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AWI and AFI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business. On the distribution date, each holder of AWI common stock received one share of AFI's common stock for every two shares of AWI's common stock held on the record date.

The Spin-off was completed pursuant to a Separation and Distribution Agreement and several other agreements with AWI related to the Separation, including a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement, each of which was filed with the SEC as an exhibit to our Current Report on Form 8-K on April 4, 2016. These agreements govern the relationship between AFI and AWI following the Spin-off and provided for the allocation of various assets, liabilities, rights and obligations. For a discussion of each agreement, see the section entitled “Certain Relationships and Related Person Transactions — Agreements with AWI” in our Information Statement, dated March 24, 2016.

Our Registration Statement on Form 10 was declared effective by the Securities and Exchange Commission ("SEC") on March 15, 2016 and our common stock began regular-way trading on the New York Stock Exchange on April 4, 2016 under the symbol AFI.

During the second quarter of 2017, we acquired vinyl composition tile ("VCT") assets of Mannington Mills, Inc., a nationally recognized flooring company, for a cash purchase price of $36.1 million including transaction costs (the "VCT Acquisition"). See Note 16 to the Consolidated Financial Statements for further information.

During the third quarter of 2017, our board of directors approved the closure of a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi (the "Wood Plant Closures"), in response to a decline in sales. The Wood Plant Closures were completed in the fourth quarter of 2017 and resulted in the separation of approximately 300 employees. The Wood Plant Closures resulted in $29.6 million of pre-tax costs during the second half of 2017. We expect to incur up to $2.0 million of additional pre-tax cash expenses in 2018. See Note 4 to the Consolidated Financial Statements for further information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Factors Affecting Our Business

Net Sales

Overview

Demand for our products is influenced by economic conditions. We closely monitor publicly available macroeconomic trend data that provides insight to commercial and residential market activity; this includes Gross Domestic Product growth indices, the Architecture Billings Index and the Consumer Confidence Index, as well as housing starts and existing home sales. In the U.S., we noted continued weakness in the education and healthcare markets and continued improvement in the retail and office markets during 2017. U.S. residential markets continued to show improvement in both new construction and renovation activity.

Demand for our products is also influenced by consumer preferences. During 2017, we continued to experience growth in the demand for luxury vinyl tile ("LVT") in conjunction with accelerated decline in our legacy resilient products, particularly vinyl sheet, and our wood products. In addition, our channel partners raise or lower their inventory levels according to their expectations of market demand and consumer preferences, which directly affects our sales. We noted higher distributor inventory levels at December 31, 2017, which may affect our results in the first quarter of 2018.

Segments

Resilient Flooring segment — In our Resilient Flooring segment, we compete in both the commercial and residential markets in North America and primarily the commercial market in the Pacific Rim. Our business operates in a competitive environment across all our product categories, and excess capacity exists in much of the industry.  We continue to see efforts by various competitors to price aggressively as a means to gain market share.

We have experienced a decline in demand for our legacy resilient products, particularly vinyl sheet products used in residential applications. The decline in vinyl sheet is driven by loss of market share to competitors as well as consumer trends, which have continued to favor alternate products, including LVT products. Late in 2017, we began migrating a portion of our laminate business to a licensing model in place of the current sourcing model.

The flooring market continues to experience LVT growth. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets, with the largest impacts on the AFI portfolio within the vinyl sheet and VCT categories.

We are the largest producer of VCT. The market for VCT, which is primarily used in commercial environments, is a mature and well-structured category. We expect the VCT Acquisition to be accretive to VCT sales in 2018.

Wood Flooring segment — Our product offerings include both solid and engineered wood flooring products. We have noted increasing popularity of non-wood flooring with wood-like visuals in addition to a market shift from solid to engineered wood flooring products, a category experiencing continued competitive pressure from lower-priced imports.

Operating Expenses

Resilient Flooring segment — We have experienced increased raw material prices and basic energy costs impacting both our manufacturing and sourced finished product costs, which we expect to continue to experience in 2018. Additionally, we expect increases in transportation costs in 2018.

We began producing LVT at our Lancaster, PA plant in the fourth quarter of 2015 and incurred continued ramp-up costs in 2016 to achieve expected operating levels. During 2017, manufacturing costs for our LVT operations improved.

Management's Discussion and Analysis of Financial Condition and Results of Operations

In response to inflation of raw materials, energy costs and transportation costs, and as a result of continued competitive pressures, we announced a price increase, primarily for our legacy commercial products, in the first quarter of 2018. In certain cases, realized price increases are less than the announced increases because of competitive reactions and changing market conditions.

Wood Flooring segment — We purchase a significant amount of green lumber as an input into our hardwood flooring products.  The market for lumber has historically been volatile. We experienced an increase in lumber costs in 2017 compared to 2016, and we expect these costs to continue to increase in 2018. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before such costs are reflected in our results of operations.

We expect to achieve reduced manufacturing costs in 2018 compared to 2017 as a result of the Wood Plant Closures.

We may continue to experience expenses related to our involvement in antidumping and countervailing duty cases as an importer of multilayered wood flooring. See Note 23 to the Consolidated Financial Statements for further information related to multilayered wood flooring duties.

U.S. Tax Reform

In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. We expect our future U.S. after-tax earnings to be positively impacted as a result of the reduction of the federal corporate income tax rate in the Tax Reform Act. See Note 9 to the Consolidated Financial Statements for further information on the financial statement impact of the Tax Reform Act.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2017 Compared to 2016

Consolidated Results from Continuing Operations

	Year Ended December 31,
			Change
(Dollars in millions)	2017	2016	$	%
Net sales	$1,133.7	$1,193.2	$(59.5)	(5.0)%
Cost of goods sold	963.6	963.1	0.5	—%
Gross profit	170.1	230.1	(60.0)	(26.0)%
Selling, general and administrative expenses	204.6	211.2	(6.6)	(3.1)%
Intangible asset impairment	12.5	—	12.5	NM
Operating (loss) income	(47.0)	18.9	(65.9)	NM
Interest expense	2.8	1.5	1.3
Other expense, net	0.2	5.8	(5.6)
(Loss) income from continuing operations before income taxes	(50.0)	11.6	(61.6)
Income tax (benefit) expense	(8.2)	4.1	(12.3)
(Loss) income from continuing operations	(41.8)	7.5	(49.3)
Gain on disposal of discontinued operations, net of tax	—	1.7	(1.7)
Net (loss) income	$(41.8)	$9.2	$(51.0)
_____________
NM: not meaningful

For the year ended December 31, 2017, net sales decreased by $59.5 million, or 5.0%, and operating income decreased by $65.9 million. The decline in net sales and operating income largely reflected results in our Wood Flooring segment; however, our Resilient Flooring segment also experienced lower net sales and operating income. During 2017, we also incurred expenses of $29.6 million in connection with the Wood Plant Closures and recorded a Wood Flooring intangible asset impairment charge of $12.5 million. These expenses were partially offset by the lower impact of new duty rates related to prior years' imports of multilayered wood flooring from China of $6.9 million. See Notes 4, 16, and 23 to the Consolidated Financial Statements for additional information regarding the Wood Plant Closures, the impairment charge, and multilayered wood flooring duties, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Segment Results

Net Sales

Net sales by segment are shown in the table below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2017	2016	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$700.9	$707.1	$(6.2)	(0.9)%	(1.5)	(2.6)	3.1	0.1
Wood Flooring	432.8	486.1	(53.3)	(11.0)%	(0.5)	(11.3)	0.7	0.1
Total	$1,133.7	$1,193.2	$(59.5)	(5.0)%

In our Resilient Flooring segment, net sales for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 primarily due to lower volume and price, partially offset by favorable mix. Lower volume reflected a decline in sales of vinyl sheet and laminate products, partially offset by higher sales of LVT, which continued to achieve double-digit growth, and VCT. The decline in price reflected continued competitive pressure across our product categories. Favorable mix was driven by growth from our LVT products relative to declines in legacy categories.

In our Wood Flooring segment, net sales for the year ended December 31, 2017 decreased compared to the year ended December 31, 2016 primarily due to lower volume. Volume declined within both our solid and engineered product categories and across all of our customer channels, with the most impact in the strategic retail customer channel. Volume declines reflected shifting consumer preferences in addition to continued competitive pressures from lower-priced imports.

Operating (Loss) Income

Operating (loss) income by segment is shown in the table below:

	Year Ended December 31,
(Dollars in millions)	2017	2016	Change
Resilient Flooring	$9.0	$15.1	$(6.1)
Wood Flooring	(56.0)	3.8	(59.8)
Total	$(47.0)	$18.9	$(65.9)

In our Resilient Flooring segment, operating results for the year ended December 31, 2017 declined compared to the year ended December 31, 2016. The decline reflected the impact of lower sales and higher input costs, partially offset by lower manufacturing costs, including lower costs related to our Lancaster, PA LVT operations compared to the prior-year period, and lower selling, general and administrative ("SG&A") expenses. Lower SG&A expenses were driven by lower incentive-based employee compensation of $6.9 million.

In our Wood Flooring segment, operating results for the year ended December 31, 2017 declined compared to the year ended December 31, 2016. The decline primarily reflected expenses related to the Wood Plant Closures of $29.6 million, the impact of lower sales, and an impairment charge of $12.5 million on intangible assets, partially offset by the lower impact of new duty rates related to prior years' imports of multilayered wood flooring from China of $6.9 million and lower SG&A expenses. See Notes 4, 16, and 23 to the Consolidated Financial Statements for additional information regarding the Wood Plant Closures, the impairment charge, and multilayered wood flooring duties, respectively. Lower SG&A expenses were driven by lower incentive-based employee compensation of $4.7 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Other expense, net: Other expense, net of $0.2 million and $5.8 million for the years ended December 31, 2017 and 2016, respectively, primarily reflected the translation of unhedged cross-currency intercompany loans.

Income tax expense: For the year ended December 31, 2017 we recorded an income tax benefit of $8.2 million compared to income tax expense of $4.1 million for the year ended December 31, 2016. The effective tax rates were 16.4% and 35.3% for the years ended December 31, 2017 and 2016, respectively. The loss from continuing operations in 2017 resulted in the recognition of federal and state valuation allowances in the period. These valuation allowances, net of the effect from the geographic distribution of earnings and losses, resulted in a lower effective tax rate.

Discontinued operations: For the year ended December 31, 2016, discontinued operations of $1.7 million reflected non-cash tax benefits for our former European resilient flooring business related to pension expense deductions. See Note 10 to the Consolidated Financial Statements.

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
_____________
NM: not meaningful

For the year ended December 31, 2016, net sales increased $4.5 million, or 0.4%, and operating results increased by $32.9 million. Excluding the unfavorable impact of foreign exchange, the increase in net sales reflected higher sales in our Wood Flooring segment. The increase in operating income primarily reflected lower raw material costs in our Wood Flooring segment, which resulted from lower purchase prices of lumber for products sold in 2016. The increase in operating income was partially offset by the higher impact from new duty rates related to prior years' imports of multilayered wood flooring from China of $2.6 million, and higher SG&A expenses, including $1.7 million of severance expenses. See Notes 5 and 23 to the Consolidated Financial Statements for further information related to severance expenses and multilayered wood flooring duties, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense: For the year ended December 31, 2016, income tax expense was $4.1 million compared to an income tax benefit of $7.3 million for the year ended December 31, 2015. The effective tax rates were 35.3% and 41.5% for the years ended December 31, 2016 and 2015, respectively. The effective tax rate for 2016 was lower than the comparable period in 2015 primarily due to geographic distribution of income, lower unbenefited foreign losses and an increase in a domestic production activities deduction.

Discontinued operations: For the years ended December 31, 2016 and 2015, discontinued operations of $1.7 million and $39.9 million, respectively, reflected non-cash tax benefits for our former European resilient flooring business related to pension expense deductions. See Note 10 to the Consolidated Financial Statements.

Liquidity and Capital Resources

In March 2017, our board of directors authorized a share repurchase program of up to $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. We repurchased $40.0 million of the Company's outstanding common stock during 2017.

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

Cash and cash equivalents totaled $39.0 million as of December 31, 2017 of which $8.3 million was held in the U.S.

Cash Flows

The table below shows our cash provided (used) by operating, investing and financing activities:

	Year Ended December 31,
(Dollars in millions)	2017	2016	2015
Cash provided by operating activities	$62.9	$54.0	$52.6
Cash used for investing activities	(80.5)	(36.9)	(58.3)
Cash provided by financing activities	24.4	14.5	5.7

Operating activities

Operating activities for 2017 provided $62.9 million of cash. Cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, impairment and pension, and by changes in working capital. Changes in working capital primarily reflected lower inventories, partially offset by lower accounts payable and accrued expenses and changes in other assets and liabilities.

Operating activities for 2016 provided $54.0 million of cash. Cash was generated through earnings exclusive of non-cash expenses, primarily depreciation and amortization, partially offset by increased working capital. Increased working capital primarily reflected net changes in inventories and accounts payable and accrued expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating activities for 2015 provided $52.6 million of cash. Cash was generated through earnings exclusive of non-cash expenses, primarily depreciation and amortization and deferred income taxes, and by decreased working capital. Decreased working capital primarily reflected changes in accounts payable and accrued expenses and inventories.

Investing activities

Net cash used for investing activities of $80.5 million, $36.9 million and $58.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, was primarily due to purchases of property, plant and equipment. Included in the 2017 outflow was the cash paid for the acquisition of the VCT assets of Mannington Mills, Inc. for $36.1 million including transaction costs. Purchases of property, plant and equipment in 2015 include significant expenditures related to the expansion of our Lancaster, PA resilient flooring plant to include the manufacture of LVT.

Financing activities

Net cash provided by financing activities was $24.4 million, $14.5 million and $5.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash provided in 2017 primarily reflected net proceeds from debt, partially offset by purchases of treasury stock. Cash provided in 2016 primarily reflected net proceeds from debt and transfers from AWI, net of the distribution paid at Separation. Cash provided in 2015 represented net transfers from AWI.

Debt

On April 1, 2016, AFI entered into a $225.0 million ABL Facility with a five-year maturity. As of December 31, 2017, the debt outstanding under the ABL Facility was $85.0 million and outstanding letters of credit were $3.0 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.

Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and was 1.50% as of December 31, 2017. The total interest rate was 3.07% as of December 31, 2017. We are required to pay a commitment fee on the average daily unused amount of the ABL Facility, which is payable quarterly in arrears. The fee rate varies according to utilization and was 0.25% as of December 31, 2017. Outstanding letters of credit issued under the ABL Facility are subject to fees which are due quarterly in arrears based on an adjusted base rate. The adjusted base rate was 1.625% as of December 31, 2017.

Debt Covenants

The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of December 31, 2017, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Off-Balance Sheet Arrangements

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Contractual Obligations

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts under contractual obligations existing as of December 31, 2017. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that contain variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Long-term debt	$—	$—	$—	$85.0	$—	$—	$85.0
Capital lease obligations	0.2	0.2	0.3	0.3	—	—	1.0
Scheduled interest and fee payments (1)	3.3	3.6	3.7	0.9	—	—	11.5
Operating lease obligations (2)	9.7	8.8	7.8	2.9	0.7	1.2	31.1
Unconditional purchase obligations (3)	16.8	6.8	1.2	0.1	—	—	24.9
Pension contributions (4)	0.2	—	—	—	—	—	0.2
Total contractual obligations	$30.2	$19.4	$13.0	$89.2	$0.7	$1.2	$153.7
_____________
(1) For debt with variable interest rates, we projected future interest payments based on market interest rates and the balance outstanding as of December 31, 2017.
(2) Operating lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
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
(4) Pension contributions include estimated contributions for our defined-benefit pension plans. We are not presenting estimated payments in the table above beyond 2018 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.

The table does not include $4.8 million of unrecognized tax benefits under ASC 740 "Income Taxes." Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 9 to the Consolidated Financial Statements for more information.

This table excludes obligations related to postretirement benefits since we voluntarily provide these benefits. The amount of benefit payments we made in 2017 was $8.1 million. See Note 19 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2019. Had these agreements terminated as of December 31, 2017, we would have been obligated to purchase approximately $1.3 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available in the U.S. for use as of December 31, 2017. Letters of credit are currently arranged through AFI’s ABL Facility.

(Dollars in millions)	2018	2019	2020	2021	2022	Thereafter	Total
Other Commercial Commitments
Letters of credit	$3.0	—	—	—	—	—	$3.0

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

U.S. Pension and Postretirement Benefit Costs — We maintain pension and postretirement plans throughout North America, with the most significant plans located in the U.S. Our defined-benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions, which represent management’s best estimate of the future. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets and mortality rates. These assumptions are generally updated annually.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2017, we assumed discount rates of 3.75% for the U.S. defined-benefit pension plans. As of December 31, 2017, we assumed a discount rate of 3.60% for the U.S. postretirement plans. The effects of any change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would change 2018 operating income by approximately $1.3 million.

We manage two U.S. defined-benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based on historical information. These forecasted gross returns are reduced by estimated management fees and expenses. The actual gain on plan assets achieved for 2017 was 12.99%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The expected long-term return on plan assets used in determining our 2017 U.S. pension cost was 6.10%. We have assumed a return on plan assets during 2018 of 5.85%. The 2018 expected return on assets was calculated in a manner consistent with 2017. A one-quarter percentage point increase or decrease in the 2018 assumption would increase or decrease 2018 operating income by approximately $1.0 million.

We use the Society of Actuaries RP-2014 Generational Mortality Table with MP-2017 generational projection scales.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately nine years for our U.S. pension plans and eleven years for our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

See Note 19 to the Consolidated Financial Statements for additional information.

Impairments of Intangible and Tangible Assets — Our indefinite-lived intangible assets are primarily trademarks and brand names, with our Bruce trademark representing the largest asset, all of which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. We conduct our annual impairment test for indefinite-lived intangible assets during the fourth quarter and we conduct interim impairment tests if indicators of potential impairment exist.

The method used to determine the fair value of our indefinite-lived intangible assets is the relief-from-royalty method. The principal assumptions used in our application of this method are revenue growth rate, discount rate and royalty rate. Revenue growth rates are derived from those used in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of capital, which we believe reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. The royalty rate assumption represents the estimated contribution of the intangible asset to overall profits. The method used for valuing our indefinite-lived intangible assets did not change from prior periods.

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

During the third quarter of 2017, we conducted an interim impairment test for indefinite-lived intangible assets within our Wood Flooring segment due to our decision to cease operations at two Wood Flooring manufacturing plants in response to a decline in sales. As a result of this testing, we recorded an impairment charge of $12.5 million for our Bruce trademark during the third quarter of 2017. In addition, we tested the long-lived assets within our Wood Flooring asset group for recoverability and determined the carrying value to be recoverable, as the projected undiscounted cash flows exceeded the carrying value of the assets.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Absent any other changes, a one-quarter percentage point increase or decrease in the following assumptions would have changed the $12.5 million impairment charge by the amounts below:

(Dollars in millions)	Increase	Decrease
Revenue growth rate	$0.3	$(0.3)
Discount rate	(0.5)	0.5
Royalty Rate	6.0	(6.1)

There were no impairment charges in 2016 or 2015.

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

See Notes 3 and 16 to the Consolidated Financial Statements for additional information.

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

Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for net operating loss (“NOL”) carryforwards.

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

As further described in Note 9 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2017 includes net deferred income tax assets of $41.3 million. Included in this amount are deferred federal income tax assets for postretirement and postemployment benefits of $20.7 million, foreign NOL deferred tax assets of $20.8 million, state NOL deferred income tax assets of $10.3 million, and federal NOL deferred income tax

Management's Discussion and Analysis of Financial Condition and Results of Operations

assets of $5.7 million. We have established valuation allowances in the amount of $41.1 million consisting of $23.5 million for foreign deferred tax assets, primarily foreign operating loss carryovers, $13.8 million for state deferred tax assets, and $3.8 million federal deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustments could be material to our Consolidated Financial Statements.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, earnings repatriation plans, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $190.8 million for state income tax purposes during the respective realization periods (ranging from 2018 to 2037) in order to fully realize the net deferred income tax assets.

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

See Note 9 to the Consolidated Financial Statements for additional information.

Stock-based Compensation — We issue stock-based compensation to certain employees and non-employee directors in different forms, including performance stock awards ("PSAs"), performance stock units ("PSUs"), and restricted stock units ("RSUs"). PSAs and PSUs are shares of restricted Company common stock that vest based on the achievement of certain performance conditions. The fair value of performance awards that are also indexed to the achievement of specified levels of absolute total shareholder return is measured using a Monte-Carlo simulation on the date of grant.

Management's Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes the methods and inputs used to value the annual grants issued in 2017:

	PSAs	PSUs	RSUs
Method	Monte-Carlo simulation	Company stock price on grant date	Company stock price on grant date
Grant-date fair value (1)	$15.41	$18.80	$18.80
Assumptions
Risk-free rate of return (2)	1.6%
Expected volatility (3)	31.4%
Expected term (in years) (4)	3.0
Expected dividend yield (5)	—
_____________
(1) Based on either a Monte-Carlo simulation or the closing stock price on the valuation date.
(2) Based upon the yield of the zero-coupon U.S. Treasury bill with a remaining term of 3.06 years as of March 7, 2017.
(3) Based on peer volatility since, as of the valuation date, we did not have a sufficient number of trading days to rely on our own trading history.
(4) Based on the performance period on the underlying award.
(5) Based on our dividend policy at grant date.

Stock-based compensation is recognized only for those awards that are ultimately expected to vest, and we have applied an estimated forfeiture rate to nonvested awards for the purpose of calculating compensation cost. These estimates will be revised in future periods if actual forfeitures differ from the estimates. The use of performance conditions requires us to estimate three-year performance targets. Changes in forfeiture and performance estimates impact compensation cost in the period in which the change in estimate occurs. If actual results are not consistent with our estimates or assumptions, we may be exposed to changes in stock-based compensation expense that could be material.

See Note 6 to the Consolidated Financial Statements for additional information.

Accounting Pronouncements Effective in Future Periods

See Note 2 to the Consolidated Financial Statements for a description of recent accounting pronouncements including the dates, or expected dates, of adoption, and effects, or expected effects, on our disclosures, results of operations, and financial condition.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We enter into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Forward swap contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Derivative financial instruments are used as risk management tools and not for speculative trading purposes. In addition, derivative financial instruments are entered into with a diversified group of major financial institutions in order to manage exposure to potential nonperformance on such instruments. Developments in the capital markets are regularly monitored.

We are subject to interest rate market risk in connection with our ABL Facility.  As of December 31, 2017, our ABL Facility provided variable rate borrowings of up to $222.0 million, net of $3.0 million of letters of credit.  Our ABL Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin.  An assumed 25 basis point change in interest rates would change interest expense on our ABL Facility by $0.6 million if fully drawn and outstanding for the entire year.

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better, and counterparty credit default swap levels and credit ratings are monitored on a regular basis in an effort to reduce the risk of counterparty default. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association, Inc. agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2017, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have credit contingent features; however, a default under our ABL Facility would trigger a default under these agreements.

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. AFI enters into foreign currency forward exchange contracts to reduce its remaining exposure. As of December 31, 2017, our major foreign currency exposures are to the Canadian Dollar, the Australian Dollar, and the Chinese Renminbi. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2017 levels would increase our forecasted 2018 earnings before income taxes by approximately $2.3 million, including the impact of current foreign currency forward exchange contracts.

The table below details our outstanding currency instruments as of December 31, 2017:

(Dollars in millions)	Maturing in 2018	Maturing in 2019	Total
On Balance Sheet Foreign Exchange Related Derivatives
Notional amounts	$52.1	$8.7	$60.8
Liabilities at fair value, net	(1.4)	(0.1)	(1.5)

Item 8. Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Armstrong Flooring, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying reserves (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 6, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
Philadelphia, Pennsylvania
March 6, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:

Opinion on Internal Control Over Financial Reporting
We have audited Armstrong Flooring, Inc.’s and subsidiaries' (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedule of valuation and qualifying reserves (collectively, the “consolidated financial statements”), and our report dated March 6, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting within Item 9A. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ KPMG LLP

Philadelphia, Pennsylvania
March 6, 2018

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income (Loss)
(Dollars in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$1,133.7	$1,193.2	$1,188.7
Cost of goods sold	963.6	963.1	993.0
Gross profit	170.1	230.1	195.7
Selling, general and administrative expenses	204.6	211.2	209.7
Intangible asset impairment	12.5	—	—
Operating (loss) income	(47.0)	18.9	(14.0)
Interest expense	2.8	1.5	—
Other expense, net	0.2	5.8	3.6
(Loss) income from continuing operations before income taxes	(50.0)	11.6	(17.6)
Income tax (benefit) expense	(8.2)	4.1	(7.3)
(Loss) income from continuing operations	(41.8)	7.5	(10.3)
Gain on disposal of discontinued operations, net of tax	—	1.7	39.9
Net (loss) income	$(41.8)	$9.2	$29.6

Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.2	(8.2)	(12.1)
Derivatives (loss) gain	(1.5)	(1.6)	0.6
Pension and postretirement adjustments	1.6	2.2	(0.2)
Total other comprehensive income (loss)	7.3	(7.6)	(11.7)
Total comprehensive (loss) income	$(34.5)	$1.6	$17.9

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(1.54)	$0.27	$(0.37)
Basic earnings per share of common stock from discontinued operations	—	0.06	1.44
Basic (loss) earnings per share of common stock	$(1.54)	$0.33	$1.07
Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(1.54)	$0.27	$(0.37)
Diluted earnings per share of common stock from discontinued operations	—	0.06	1.44
Diluted (loss) earnings per share of common stock	$(1.54)	$0.33	$1.07

See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except par value)

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$39.0	$30.6
Accounts and notes receivable, net	79.7	76.0
Inventories, net	236.0	272.1
Income tax receivable	3.8	2.4
Prepaid expenses and other current assets	31.8	23.8
Total current assets	390.3	404.9
Property, plant and equipment, net	418.1	445.2
Intangible assets, net	60.4	42.6
Deferred income taxes	3.4	4.5
Other non-current assets	7.3	7.2
Total assets	$879.5	$904.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$150.2	$163.0
Income tax payable	0.8	0.4
Total current liabilities	151.0	163.4
Long-term debt	86.0	21.2
Postretirement benefit liabilities	72.7	75.5
Pension benefit liabilities	5.7	1.6
Other long-term liabilities	9.4	9.1
Noncurrent income taxes payable	0.3	1.7
Deferred income taxes	4.4	8.4
Total liabilities	329.5	280.9
Stockholders' equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,183,218 issued and 25,734,222 outstanding shares as of December 31, 2017 and 27,895,671 issued and outstanding shares as of December 31, 2016	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 2,448,996 shares as of December 31, 2017	(39.9)	—
Additional paid-in capital	674.2	673.3
(Accumulated deficit) retained earnings	(31.8)	10.0
Accumulated other comprehensive (loss)	(52.5)	(59.8)
Total stockholders' equity	550.0	623.5
Total liabilities and stockholders' equity	$879.5	$904.4

See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions)

					Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2014	—	$—	—	$—	$587.3	$—	$13.7	$—	$601.0
Net income	—	—	—	—	29.6	—	—	—	29.6
Net transfers from Armstrong World Industries, Inc. ("AWI")	—	—	—	—	5.1	—	—	—	5.1
Other comprehensive (loss)	—	—	—	—	—	—	(11.7)	—	(11.7)
December 31, 2015	—	$—	—	$—	$622.0	$—	$2.0	$—	$624.0
Net (loss) income					(0.8)		—	10.0	9.2
Net transfers from (to) AWI	—	—	—	—	96.6	—	(54.2)	—	42.4
Cash distribution paid to AWI	—	—	—	—	(50.0)	—	—	—	(50.0)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	(667.8)	667.8	—	—	—
Issuance of common stock at separation	27,738,779	—	—	—	—	—	—	—	—
Stock-based employee compensation, net	156,892	—	—	—	—	5.5	—	—	5.5
Other comprehensive (loss)	—	—	—	—	—	—	(7.6)	—	(7.6)
December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—	—	—	(41.8)	(41.8)
Net transfers to AWI	—	—	—	—	(0.8)	—	—	—	(0.8)
Repurchase of common stock	(2,455,604)	—	2,455,604	(40.0)	—	—	—	—	(40.0)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	0.8	(0.8)	—	—	—
Stock-based employee compensation, net	294,155	—	(6,608)	0.1	—	1.7	—	—	1.8
Other comprehensive income	—	—	—	—	—	—	7.3	—	7.3
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$—	$674.2	$(52.5)	$(31.8)	$550.0
See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net (loss) income	$(41.8)	$9.2	$29.6
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	78.7	46.6	38.1
Loss on disposal of discontinued operations	—	—	0.2
Intangible asset impairment	12.5	—	—
Deferred income taxes	(3.0)	(5.2)	(56.0)
Stock-based compensation	2.2	5.7	—
U.S. pension expense	8.9	6.5	—
Other non-cash adjustments, net	(0.6)	6.0	(3.7)
Changes in operating assets and liabilities:
Receivables	(2.5)	(3.2)	6.5
Inventories	30.4	(19.8)	12.1
Accounts payable and accrued expenses	(10.5)	9.9	23.4
Income taxes payable and receivable	(3.0)	(0.6)	5.5
Other assets and liabilities	(8.4)	(1.1)	(3.1)
Net cash provided by operating activities	62.9	54.0	52.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(44.8)	(37.6)	(61.6)
Cash paid for acquisition	(36.1)	—	—
Other investing activities	0.4	0.7	3.3
Net cash used for investing activities	(80.5)	(36.9)	(58.3)
Cash flows from financing activities:
Proceeds from revolving credit facility	90.0	110.0	—
Payments on revolving credit facility	(25.0)	(90.0)	—
Financing costs	—	(1.4)	—
Payments of long-term debt	—	(10.0)	—
Payments on capital lease	(0.2)	—	—
Purchases of treasury stock	(40.0)	—	—
Cash distribution paid to AWI	—	(50.0)	—
Proceeds from exercised stock options	1.4	0.3	—
Value of shares withheld related to employee tax withholding	(1.8)	—	—
Proceeds from company owned life insurance loans, net	—	—	0.4
Net transfers from AWI	—	55.6	5.3
Net cash provided by financing activities	24.4	14.5	5.7
Effect of exchange rate changes on cash and cash equivalents	1.6	(1.0)	—
Net increase in cash and cash equivalents	8.4	30.6	—
Cash and cash equivalents at beginning of year	30.6	—	—
Cash and cash equivalents at end of year	$39.0	$30.6	$—
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$7.8	$12.9	$3.7
Interest paid	2.8	1.5	—
Income taxes (refunded) paid, net	(2.8)	8.1	—
Supplemental Schedule of Non-Cash Investing and Financing Activities:
Capital expenditures funded by capital lease borrowings	$—	$1.2	$—
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
Basis of Presentation
Prior to April 1, 2016, AFI operated as a part of AWI. The financial information for periods prior to April 1, 2016 was prepared on a combined basis from AWI’s historical accounting records and is presented herein on a stand-alone basis as if the operations had been conducted independently of AWI. Beginning April 1, 2016, the financial information was prepared on a consolidated basis. The Consolidated Financial Statements of AFI presented are not indicative of our future performance, and, for periods prior to April 1, 2016, do not necessarily reflect what our historical financial condition, results of operations and cash flows would have been if we had operated as a separate, stand-alone entity during those periods.
For periods prior to April 1, 2016, AFI was comprised of certain stand-alone legal entities for which discrete financial information was available, as well as portions of legal entities for which discrete financial information was not available (the "Shared Entities"). For the Shared Entities for which discrete financial information was not available, such as shared utilities, taxes, and other shared costs, allocation methodologies were applied to allocate amounts to AFI. The Consolidated Statements of Operations and Comprehensive Income (Loss) for these periods include all revenues and costs attributable to AFI, including costs for facilities, functions and services used by AFI. The results of operations for those periods also include allocations of costs for administrative functions and services performed on behalf of AFI by centralized staff groups within AWI, AWI’s general corporate expenses and certain pension and other retirement benefit costs for those periods. All of the allocations and estimates in the Consolidated Financial Statements are based on assumptions that AFI management believes are reasonable.
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

Reclassifications

Certain amounts in the prior year’s Consolidated Financial Statements and related notes and schedule thereto have been recast to conform to the 2017 presentation.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Taxes

For the periods prior to April 1, 2016, operations of certain businesses included in our Consolidated Financial Statements are divisions of legal entities included in AWI’s consolidated U.S. federal and state income tax returns, or tax returns of non-U.S. subsidiaries of AWI. The provision for income taxes and related balance sheet accounts of such entities have been prepared and presented in the Consolidated Financial Statements based on a separate return basis. Differences between our separate return income tax provision and cash flows attributable to income taxes for businesses that were divisions of legal entities have been recognized as capital contributions from, or dividends to, AWI within net AWI investment.

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

Earnings per Share

Basic earnings per share is computed by dividing the earnings attributable to common shares by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of stock-based awards that have vested but not yet been issued during the period . Diluted earnings per share reflects the potential dilution of securities that could share in the earnings.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Receivables

We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables and miscellaneous receivables, net of allowances for doubtful accounts, customer credits and warranties are reported in accounts and notes receivable on a net basis. Cash flows from the collection of receivables are classified as operating cash flows on the Consolidated Statements of Cash Flows.

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

Inventories

U.S. Resilient Flooring segment inventories are valued at the lower of cost or market, and cost is determined using the last-in, first-out ("LIFO") method of accounting. U.S. Wood Flooring segment inventories and all non-U.S. inventories are valued at the lower of cost and net realizable value, and cost is determined using the first-in, first-out ("FIFO") method of accounting.

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

Intangible Assets

Our indefinite-lived intangible assets are primarily trademarks and brand names, with our Bruce trademark representing the largest asset, all of which are integral to our corporate identity and expected to contribute indefinitely to our corporate cash flows. We conduct our annual impairment test for indefinite-lived intangible assets during the fourth quarter and we conduct interim impairment tests if indicators of potential impairment exist.

The method used to determine the fair value of our indefinite-lived intangible assets is the relief-from-royalty method. The principal assumptions used in our application of this method are revenue growth rate, discount rate and royalty rate. Revenue growth rates are derived from those used in our operating plan and strategic planning processes. The discount rate assumption is calculated based upon an estimated weighted average cost of capital, which we believe reflects the overall level of inherent risk and the rate of return a market participant would expect to achieve. The royalty

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

rate assumption represents the estimated contribution of the intangible asset to overall profits. The method used for valuing our indefinite-lived intangible assets did not change from prior periods.

Our long-lived intangible assets are primarily contractual arrangements (amortized over 5 to 50 years), which includes non-compete agreements and land use rights, and intellectual property (amortized over 2 to 15 years), which includes developed technology and patents. We review long-lived intangible assets for impairment if indicators of potential impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

Foreign Currency Transactions

For our subsidiaries with non-U.S. dollar functional currency, assets and liabilities are translated at period-end exchange rates. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive income ("AOCI") within equity. Gains or losses on foreign currency transactions are recognized through net income (loss).

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

Stock-Based Employee Compensation

We issue stock-based compensation to certain employees and non-employee directors in different forms, including performance stock awards ("PSAs"), performance stock units ("PSUs"), and restricted stock units ("RSUs"). We record stock-based compensation expense based on an estimated grant-date fair value. The expense is reflected as a component of selling, general and administrative (“SG&A”) expenses on our Consolidated Statements of Operations and Comprehensive Income (Loss). Stock-based compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized on a straight-line basis over the vesting period for the entire award.

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

All intercompany transactions effected through net AWI investment were considered cash receipts and payments and are reflected in financing activities in the accompanying Consolidated Statements of Cash Flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The impact of the Spin-off on equity is reflected in net transfers from AWI and distribution paid to AWI on the Consolidated Statements of Stockholders' Equity and the Consolidated Statements of Cash Flows. The components on the Consolidated Statements of Stockholders' Equity and the Consolidated Statements of Cash Flows were as follows:

	Year ended December 31, 2016
	Consolidated Statements of Stockholders' Equity	Consolidated Statements of Cash Flows - Financing Activities

Net transfers from AWI for the three months prior to Spin-off	$53.6	$53.6
Net transfers (to) from AWI upon Spin-off	(11.2)	9.0
Other activity concurrent with Spin-off	—	(7.0)
	42.4	55.6
Cash distribution paid to AWI upon Spin-off	(50.0)	(50.0)
Net transfers (to) from AWI	$(7.6)	$5.6

Additionally, during 2017, we recorded adjustments primarily related to the tax attributes assumed upon the Spin-off in the amount of $0.7 million.

Recently Adopted Accounting Standards

In January 2017, we adopted Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." The guidance requires that inventory that is measured on a FIFO or average cost basis to be measured at lower of cost and net realizable value, as opposed to the lower of cost or market. For inventory that is measured under the LIFO basis or the retail recovery method, there is no change to current measurement requirements. We applied this guidance prospectively and there was no material impact on our financial condition, results of operations or cash flows as a result of adoption.

In April 2017, we adopted ASU 2017-01, “Clarifying the Definition of a Business,” which amends the guidance in Accounting Standards Codification ("ASC") Topic 805: Business Combinations.  This guidance provides a new framework for determining whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Adoption did not impact our financial condition, results of operations or cash flows.
Recently Issued Accounting Standards
Between May 2014 and December 2016, the Financial Accounting Standards Board (“FASB”) issued several ASUs, which have been codified within ASC Topic 606: Revenue from Contracts with Customers, and are effective for AFI on January 1, 2018. We have substantially completed our assessment of the new standard, and we expect the impact of the standard will be limited to our accounting for warranties and returns. We plan to adopt the standard using the modified retrospective transition method, and we expect the cumulative catch up adjustment to increase accumulated deficit by less than $5.0 million.  Other than this impact to our financial condition, we do not expect the adoption of the standard to have a material impact on our ongoing results of operations or cash flows.

In January 2016, the FASB issued ASU 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. This new guidance is effective for annual reporting periods beginning after December 15, 2017. We do not believe adoption will have a material impact on our financial condition, results of operations and cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions. This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption.

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

In October 2016, the FASB issued ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The guidance requires entities to recognize income tax consequences of many intercompany asset transfers other than inventory, at the transaction date. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2017. Early adoption is permitted but only at the beginning of an annual period. We do not believe adoption of this standard will have a material impact on our financial condition, results of operations, or cash flows.

In March 2017, the FASB issued ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires the service cost component of net periodic benefit cost to be presented in the income statement line items with compensation cost and all other components of net periodic benefit cost to be presented outside operating income. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2017 and must be adopted retrospectively. Early adoption is permitted but only at the beginning of an annual period. We currently record all components of net periodic benefit cost within cost of goods sold and SG&A. The table below presents the expected impact of adoption on our results of operations:

	Year Ended December 31,
	2017			2016
	As Reported	Impact of Adoption	Upon Adoption	As Reported	Impact of Adoption	Upon Adoption
Operating (loss) income	$(47.0)	$4.5	$(42.5)	$18.9	$1.8	$20.7
Other expense, net	0.2	4.5	4.7	5.8	1.8	7.6

ASU 2017-07 does not impact our financial condition or cash flows.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and it requires the presentation of all items that affect earnings in the same income statement line as the hedged item. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods. We have elected to adopt this standard early, effective January 1, 2018, and do not expect this standard to have a material impact on our financial condition, results of operations or cash flows.

In December 2017, the Securities and Exchange Commission ("SEC") staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for tax effects of the U.S. Tax Cuts and Jobs Act (the "Tax Reform Act"). SAB 118 addresses how a company recognizes provisional amounts when a company does not have the necessary information available, prepared or analyzed in reasonable detail to complete its accounting for the effect of the changes in the Tax Reform Act. The measurement period ends when a company has obtained, prepared and analyzed the

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

information necessary to finalize its accounting, but cannot extend beyond one year. As of December 31, 2017, we determined the provisional effects of the Tax Reform Act and recorded the remeasurement of the deferred income tax assets and liabilities resulting in $0.8 million of tax expense, which decreased the 2017 effective tax rate by 1.6%. We will continue to evaluate the impact of the Tax Reform Act.

In February 2018, the FASB issued ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2018. Early adoption is permitted in annual and interim periods and can be applied retrospectively or in the period of adoption. We expect to reclassify $13.4 million into accumulated deficit upon adoption. There will be no impact on results of operations or cash flows.

Subsequent Events

We have evaluated subsequent events for potential recognition and disclosure through the date the Consolidated Financial Statements included in the Form 10-K were issued.

NOTE 3. NATURE OF OPERATIONS
Resilient Flooring — Our Resilient Flooring segment designs, manufactures, sources and sells a broad range of floor coverings primarily for homes and commercial buildings under various brands, including the Armstrong brand. Manufactured products in this segment include luxury vinyl tile ("LVT"), vinyl sheet, and vinyl tile flooring. In addition, our Resilient Flooring segment sources and sells LVT products, vinyl sheet products, and laminate products, as well as installation and maintenance materials and accessories. Resilient Flooring products are offered in a wide variety of designs, colors and installation options. We sell these products to independent wholesale flooring distributors, large home centers, retailers, flooring contractors and to the manufactured homes industry, and through secured specifications for these products through architects, designers and end-users. When market conditions and available capacity warrant, we also provide products on an original equipment manufacturer (“OEM”) basis to other flooring companies.
Wood Flooring — Our Wood Flooring segment designs, manufactures, sources and sells branded hardwood flooring products, including the Armstrong and Bruce brands, for use in residential construction and renovation, with some commercial applications in stores, restaurants and high-end offices. The product offering includes pre-finished solid and engineered wood floors in various wood species and dimensions, as well as related accessories. Our Wood Flooring products are generally sold to independent wholesale flooring distributors, large home centers, retailers and flooring contractors, and through secured specifications with regional and national builders. When market conditions and available capacity warrant, we may also provide products on an OEM basis to other flooring companies.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The table below presents segment information. Total assets for 2017 and 2016 will differ from the totals on our Consolidated Balance Sheets due to unallocated assets, which primarily consist of cash and deferred income taxes.

	Resilient Flooring	Wood Flooring	Total
2017
Net sales to external customers	$700.9	$432.8	$1,133.7
Segment operating income (loss)	9.0	(56.0)	(47.0)
Segment assets	547.6	286.3	833.9
Depreciation and amortization	38.7	40.0	78.7
Asset impairment	—	12.5	12.5
Cash used for purchases of property, plant and equipment	32.5	12.3	44.8

2016
Net sales to external customers	$707.1	$486.1	$1,193.2
Segment operating income	15.1	3.8	18.9
Segment assets	514.3	354.7	869.0
Depreciation and amortization	32.5	14.1	46.6
Cash used for purchases of property, plant and equipment	25.7	11.9	37.6

2015
Net sales to external customers	$713.3	$475.4	$1,188.7
Segment operating income (loss)	11.2	(25.2)	(14.0)
Segment assets	539.5	331.1	870.6
Depreciation and amortization	26.1	12.0	38.1
Cash used for purchases of property, plant and equipment	40.8	20.8	61.6

Segment operating income (loss) is the measure of segment profit reviewed by our Chief Executive Officer who is our Chief Operating Decision Maker. The sum of the segments’ operating (loss) income equals the total combined operating (loss) income as reported on our Consolidated Statements of Operations and Comprehensive Income (Loss). The following reconciles our total operating (loss) income to (loss) income from continuing operations before income taxes, which are only measured and managed on a combined basis:

	Year Ended December 31,
	2017	2016	2015
Operating (loss) income	$(47.0)	$18.9	$(14.0)
Interest expense	2.8	1.5	—
Other expense, net	0.2	5.8	3.6
(Loss) income from continuing operations before income taxes	$(50.0)	$11.6	$(17.6)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Geographic Areas

The sales in the table below are allocated to geographic areas based upon the location of the customer.

	Year Ended December 31,
	2017	2016	2015
Net trade sales
United States	$956.4	$1,015.9	$1,017.9
Other	177.3	177.3	170.8
Total	$1,133.7	$1,193.2	$1,188.7

The long-lived assets in the table below include property, plant and equipment, net. Long-lived assets by geographic area are reported by location of the operations to which the asset is attributed.

	December 31, 2017	December 31, 2016
United States	$318.2	$347.4
China	86.9	85.6
Other	13.0	12.2
Total	$418.1	$445.2

Information about Major Customers

In 2017, net sales to two customers exceeded 10% of our total net sales. Total revenues from these customers were $128.4 million and $126.0 million in 2017. We monitor the creditworthiness of our customers and generally do not require collateral.

NOTE 4. PLANT CLOSURE EXPENSES
In the third quarter of 2017, our board of directors approved the closure of two Wood Flooring segment manufacturing facilities, including a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi (the "Wood Plant Closures"), in response to a decline in sales. The Wood Plant Closures were completed in the fourth quarter of 2017 and resulted in the separation of approximately 300 employees.

As part of these activities, we incurred expenses consisting of employee separations and other direct exit costs, accelerated depreciation and other incremental costs. The Wood Plant Closures resulted in $29.6 million of pre-tax expenses during the second half of 2017, reflected in cost of goods sold. We expect to incur up to $2.0 million of additional pre-tax cash expenses in 2018 related to continued decommissioning costs.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table details expenses related to the Wood Plant Closures:

Year Ended December 31,
2017
Cash expenses
Severance and employee benefit costs	$1.2
Decommissioning costs	2.4
Contract termination costs	0.6
Total cash expenses	4.2
Non-cash expenses
Accelerated depreciation	22.8
Asset write-downs and other non-cash exit costs	2.6
Total non-cash expenses	25.4
Total	$29.6

As a result of the Wood Plant Closures, we tested the long-lived assets within our Wood Flooring segment for recoverability during the third quarter of 2017 and determined the carrying value to be recoverable, as the projected undiscounted cash flows exceeded the carrying value of the assets.

NOTE 5. OTHER SEVERANCE EXPENSE
In 2017, we announced the combination of our commercial and residential go-to-market structures and related organization. The new structure was designed to provide enhanced support and responsiveness to retailers and contractors and to foster greater alignment with distributors, which cover both commercial and residential markets. As a result of this reorganization, approximately 40 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $4.6 million in SG&A expense as a result of this reorganization, of which $2.7 million and $1.9 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

In 2016, we reorganized certain administrative functions, resulting in the elimination of six positions, including the Chief Operating Officer position. We recognized charges of $1.7 million in SG&A expense as a result of this reorganization, of which $1.0 million and $0.7 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

NOTE 6. STOCK-BASED COMPENSATION
Prior to the Spin-off, AWI issued stock-based compensation awards to employees and directors that became employees or directors of AFI. These awards included employee stock options, employee and director RSUs, and employee PSUs. Stock-based compensation expense in 2015 and until the Spin-off in 2016 was allocated to AFI based on direct expenses for AFI employees and a proportional allocation for employees that were providing services to both companies prior to the Spin-off.

In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (the "2016 LTIP") and the Armstrong Flooring, Inc. 2016 Directors' Stock Unit Plan (the "2016 Directors' Plan"), which collectively comprised a new compensation program that allows for the grant to certain employees and non-employee directors of AFI different forms of benefits, including PSAs, PSUs, and RSUs. On June 2, 2017, our stockholders approved an amendment and restatement of the 2016 LTIP. Under the 2016 LTIP, our board of directors initially authorized up to 5,500,000 shares

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

of common stock for issuance and the amendment authorized an additional 2,100,000 shares of common stock of issuance, for a total of 7,600,000 shares, which includes all shares that have been issued under the 2016 LTIP. Our board of directors authorized up to 600,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan. As of December 31, 2017, 3,313,537 shares and 312,651 shares were available for future grants under the 2016 LTIP and the 2016 Directors' Plan, respectively.

New Awards

The Management Development and Compensation Committee of the Board of Directors granted the following awards under the 2016 LTIP Plan and the 2016 Directors' Plan:

PSAs and PSUs — PSAs and PSUs were granted to key executive employees and certain management employees of AFI. The PSAs and PSUs are units of restricted Company common stock that vest based on the achievement of certain performance conditions. The performance condition for 75.0% of the awards is based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. Performance awards issued to key executive employees are also indexed to the achievement of specified levels of absolute total shareholder return, and the fair value was measured using a Monte-Carlo simulation on the date of grant. For performance awards that are not indexed to the achievement of specified levels of absolute total shareholder return, the fair value was measured using our stock price on the date of grant. If the performance conditions are met, the awards vest at the conclusion of the performance period, which is generally at the end of the third fiscal year following the date of grant.

The following table summarizes the assumptions used to measure the fair value of the annual grant of performance awards that are also indexed to the achievement of specified levels of absolute total shareholder return:

	2017	2016
Weighted-average grant-date fair value	$15.41	$12.44

Assumptions
Risk-free rate of return	1.6%	0.8%
Expected volatility	31.4%	36.2%
Expected term (in years)	3.0	2.8
Expected dividend yield	—	—

The risk free rate of return was determined based on the implied yield available on zero-coupon U.S. Treasury bills at the time of grant with a remaining term equal to the expected term of the award.  The expected volatility was based on peer volatility since, as of the valuation date, we did not have a sufficient number of trading days to rely on our own trading history. The expected life represented the performance period on the underlying award. The expected dividend yield was assumed to be zero because, at the time of each grant, we had no plans to declare a dividend.

RSUs — RSUs were granted to certain management employees of AFI. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the service period. There are no performance conditions associated with these awards. Vesting occurs with one third of the awards vesting at the end of one, two and three years from the date of grant. The fair value of RSUs was measured using our stock price on the date of grant.

Director Awards — RSUs were granted to our non-employee directors under the 2016 Directors' Plan. These awards generally have a vesting period of one year, and any dividends paid prior to vesting are forfeitable if the award does not vest. The awards are generally payable six months following the director’s separation from service on the board.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The fair value of non-employee director RSUs was measured using our stock price on the date of grant. The following table summarizes activity related to the non-employee director RSUs.

	2017	2016
Vested and not yet delivered as of December 31,	140,146	93,428
Granted	48,722	76,511
Outstanding as of December 31,	188,868	163,040

Modified Awards

In connection with the Spin-off, in accordance with the Employee Matters Agreement between AFI and AWI, certain executives, employees and non-employee directors were entitled to receive equity compensation awards of AFI in replacement of previously outstanding awards granted prior to the Spin-off under various AWI stock incentive plans. These awards included stock options, RSUs, and PSUs. In connection with the Spin-off, these awards were converted into new AFI equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off on April 1, 2016. The modification did not result in a change to the value of the awards. Therefore, no additional compensation expense related to the award modification was recorded. The terms and conditions of the AWI awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion.

The modified PSUs were initially issued with performance conditions based on AWI's results. At modification, two of the three years of performance had occurred. For the third year, which occurred after the Spin-off, award payout was at the target level.

The following table summarizes information about AFI's modified stock options:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2016	639.1	$12.87
Exercised	(105.5)	13.41
Outstanding December 31, 2017	533.6	12.77	4.7	$2.2
Options exercisable	533.6	12.77	4.7	2.2

The options expire between 2021 and 2024. When options are exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises.

The following table presents information related to stock option exercises:

	Year Ended December 31,
	2017	2016
Total intrinsic value of stock options exercised	$0.5	$0.2
Cash proceeds received from stock options exercised	1.4	0.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Total Awards

The table below summarizes activity related to the PSAs, PSUs, and RSUs. The non-employee director activity is not reflected in the RSU activity below.

	PSAs and PSUs		RSUs
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested as of December 31, 2016	801.9	$12.88	362.8	$14.56
Granted	317.8	16.54	121.0	17.21
Vested	(50.3)	14.63	(213.6)	14.68
Forfeited	(176.7)	13.62	(38.6)	14.98
Non-vested as of December 31, 2017	892.7	13.93	231.6	15.77

The table above contains 5,228 and 3,369 PSUs as of December 31, 2017 and 2016, respectively, which are accounted for as liability awards as they may be settled in cash. The table above contains 5,676 and 7,646 RSUs as of December 31, 2017 and 2016, respectively, which are accounted for as liability awards as they may be settled in cash.

In 2016, the weighted-average grant-date fair value of performance-based awards and RSUs granted was $12.73 and$13.73, respectively. The grant-date fair value of RSUs that vested in 2016 was $1.2 million. No performance-based awards vested in 2016.

Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period and is recorded within the Resilient Flooring and Wood Flooring segments as components of SG&A. Total stock-based compensation expense included in the Consolidated Statements of Operations and Comprehensive Income (Loss) and the related tax effects are presented in the table below:

	Year Ended December 31,
	2017	2016	2015
Stock-based compensation expense	$2.3	$6.7	$6.1
Income tax benefit	0.8	2.5	2.1

To the extent the vesting-date fair value is greater than the grant-date fair value, the excess tax benefit is recorded as an income tax benefit in the Consolidated Statements of Operations and Comprehensive Income (Loss). For the years ended December 31, 2017 and 2016, the benefits of tax deductions in excess of grant-date fair value from the exercise of stock options and vesting of stock-based awards were $0.5 million and $0.3 million, respectively.

As of December 31, 2017, $2.9 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 7. OPERATING LEASES
We rent certain real estate and equipment. Several leases include options for renewal or purchase, and contain clauses for payment of real estate taxes and insurance. In most cases, management expects that in the normal course of business, leases will be renewed or replaced by other leases. Total rent expense was $12.3 million, $10.4 million and $5.8 million in 2017, 2016, and 2015, respectively.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Future minimum payments at December 31, 2017 by year and in the aggregate, having non-cancelable lease terms in excess of one year are as follows:

Total Minimum Lease Payments
2018	$9.7
2019	8.8
2020	7.8
2021	2.9
2022	0.7
Thereafter	1.2
Total	$31.1

NOTE 8. RELATIONSHIP WITH AWI
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
The presentation of these costs allocated to us by AWI in our Consolidated Statements of Operations and Comprehensive Income (Loss) is as follows:

	Year Ended December 31,
	2016	2015
Cost of goods sold	$—	$10.0
Selling, general and administrative expenses	0.5	34.3
Other expense, net	0.3	3.5
Total	$0.8	$47.8

On April 1, 2016, in connection with the completion of the Spin-off, we entered into several agreements with AWI that provided for the separation and allocation between AFI and AWI of the assets, employees, liabilities and obligations of AWI and its subsidiaries attributable to periods prior to, at and after the Spin-off. These agreements also govern the relationship between AFI and AWI subsequent to the completion of the Spin-off.

These agreements included a Transition Services Agreement, a Tax Matters Agreement, an Employee Matters Agreement, a Trademark License Agreement, a Transition Trademark Agreement and a Campus Lease Agreement.

Under the Transition Services Agreement, AFI and AWI provided various services to each other, including information technology, accounts payable, payroll, and other financial functions and administrative services through December 31, 2017.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The Tax Matters Agreement generally governs AFI’s and AWI’s respective rights, responsibilities and obligations after the Spin-off with respect to tax liabilities and benefits, tax attributes, the preparation and filing of tax returns, the control of audits and other tax proceedings, and other matters regarding taxes for any tax period ending on or before the distribution date, as well as tax periods beginning after the distribution date. In addition, the Tax Matters Agreement provides that AFI is liable for taxes incurred by AWI that may arise if AFI takes, or fails to take, certain actions that may result in the separation, the distribution or certain related transactions failing to qualify as tax-free for U.S. federal income tax purposes. AWI received an opinion from its tax counsel that the Spin-off qualified as a tax-free transaction for AWI and its shareholders.

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

Under the Campus Lease Agreement, AFI leased certain portions of AWI's campus for use as AFI's corporate headquarters. The Campus Lease Agreement provides for an initial term of five years from April 1, 2016.

NOTE 9. INCOME TAXES
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

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Reform Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and provides for a one-time deemed repatriation on certain foreign earnings.

We are required to record the effects of a tax law change in the period of enactment; however, shortly after the enactment of the Tax Reform Act, the SEC staff issued SAB 118, which allows a company to record a provisional amount when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. The measurement period ends when the company has obtained, prepared and analyzed the information necessary to finalize its accounting, but cannot extend beyond one year.

We have calculated our best estimate of the impact of the Tax Reform Act in our year end income tax provision in accordance with our understanding of the Tax Reform Act and guidance available as of the date of this filing and as a result, we have recorded additional income tax expense of $0.8 million in the fourth quarter of 2017 related to the

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

remeasurement of certain deferred tax assets and liabilities. Given our historical geographic mix of income and losses, the deemed repatriation is estimated to have no impact.

The effects of the Tax Reform Act recorded as of December 31, 2017, are provisional and adjustments may be made as a result of future changes in interpretation, information available, assumptions made by the Company, issuance of additional guidance and the completion of our 2017 tax return filings. We currently anticipate finalizing and recording any resulting adjustments by December 31, 2018.

The following table presents (loss) income from continuing operations before income taxes for U.S. and international operations based on the location of the entity to which such earnings are attributable:

	Year Ended December 31,
	2017	2016	2015
Domestic	$(50.9)	$14.3	$(41.6)
Foreign	0.9	(2.7)	24.0
Total	$(50.0)	$11.6	$(17.6)

The following table presents the components of the income tax (benefit) expense:

	Year Ended December 31,
	2017	2016	2015
Current
Federal	$(4.6)	$6.2	$5.0
Foreign	0.8	0.4	1.6
State and local	—	1.2	1.1
Subtotal	(3.8)	7.8	7.7
Deferred
Federal	(7.2)	(3.8)	(14.5)
Foreign	(0.3)	0.5	0.6
State and local	3.1	(0.4)	(1.1)
Subtotal	(4.4)	(3.7)	(15.0)
Total	$(8.2)	$4.1	$(7.3)

As of December 31, 2017, we reviewed our position with regard to foreign unremitted earnings and determined that unremitted earnings would continue to be permanently reinvested. Accordingly, we have not recorded foreign withholding taxes on approximately $8.7 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because we currently plan to keep these amounts permanently invested overseas. It is not practicable to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the differences between our income tax (benefit) expense at the U.S. federal statutory income tax rate and our effective income tax rate:

	Year Ended December 31,
	2017	2016	2015
Continuing operations tax at statutory rate	$(17.5)	$4.0	$(6.2)
Increase in valuation allowances on deferred state income tax assets	7.9	0.1	—
Increase in valuation allowances on deferred federal income tax assets	3.8	—	—
State income tax (benefit) expense, net of federal benefit	(3.7)	0.3	(0.9)
Increase in valuation allowances on deferred foreign income tax assets	2.3	2.4	3.4
Tax on foreign and foreign-source income	(1.4)	(1.9)	(3.6)
State law changes, net of federal benefit	(1.1)	—	—
Impact of Tax Reform Act	0.8	—	—
Research and development credits	(0.7)	(0.8)	(0.9)
Permanent book/tax differences	0.7	0.5	0.9
Domestic production activities	—	(0.4)	—
Other	0.7	(0.1)	—
Total	$(8.2)	$4.1	$(7.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction and foreign source income to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit before tax generated for the years 2015 through 2017, as well as future reversals of existing taxable temporary differences and projections of future profit before tax and foreign source income.

	December 31, 2017	December 31, 2016
Deferred income tax assets (liabilities)
Postretirement and postemployment benefits	$20.7	$33.0
Net operating losses	36.8	26.9
Accrued expenses	9.7	12.1
Deferred compensation	2.4	7.8
Customer claims reserves	3.6	5.0
Goodwill	2.6	2.7
Pension benefit liabilities	1.2	0.4
Tax credit carryforwards	3.7	0.4
Other	1.7	2.6
Total deferred income tax assets	82.4	90.9
Valuation allowances	(41.1)	(28.2)
Net deferred income tax assets	41.3	62.7
Accumulated depreciation	(29.3)	(43.5)
Inventories	(9.6)	(12.2)
Intangibles	(3.0)	(10.2)
Other	(0.4)	(0.7)
Total deferred income tax liabilities	(42.3)	(66.6)
Net deferred income tax (liabilities)	$(1.0)	$(3.9)
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—noncurrent	$3.4	$4.5
Deferred income tax liabilities—noncurrent	(4.4)	(8.4)
Net deferred income tax (liabilities)	$(1.0)	$(3.9)

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

Concluding that a valuation allowance is not required is difficult when there is significant negative evidence that is objective and verifiable, such as cumulative losses in recent years. We use the current year and prior two years as a

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

measure of our cumulative losses in recent years. We then adjust those historical results to remove certain unusual items and charges. In the United States, our analysis indicates that we entered into a cumulative three year historical loss on an adjusted basis as of December 31, 2017. Based on the considerations described above, we recorded a charge of $11.7 million during the fourth quarter of 2017 related to establishing valuation allowances against net deferred income tax assets in the United States. If and when our operating performance improves on a sustained basis, our conclusion regarding the need for full valuation allowances could change, resulting in the reversal of some or all of the valuation allowances in the future.

The following table presents the components of our valuation allowance against deferred income tax assets:

	Year Ended December 31,
	2017	2016
Foreign	$23.5	$23.3
State	13.8	4.9
Federal	3.8	—
Total	$41.1	$28.2

The valuation allowances offset federal, state and foreign deferred tax assets, credits, and operating loss carryforwards.

The following is a summary of our net operating loss (“NOL”) carryforwards:

	Year Ended December 31,
	2017	2016
State	$176.5	$152.0
Foreign	83.2	79.9
Federal	30.5	—

As of December 31, 2017, federal NOL carryforwards expire between 2018 and 2037, state NOL carryforwards expire between 2018 and 2037, and foreign NOL carryforwards expire between 2018 and 2022.

We estimate we will need to generate future taxable income of approximately $190.8 million for state income tax purposes during the respective realization periods (ranging from 2018 to 2037) in order to fully realize the net deferred income tax assets discussed above.

We have $4.8 million of unrecognized tax benefits ("UTBs") as of December 31, 2017. Of this amount, $0.3 million ($0.2 million, net of federal benefit), if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTBs may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate no changes to UTBs.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents a reconciliation of the total amounts of UTBs, excluding interest and penalties:

	2017	2016	2015
Unrecognized tax benefits as of January 1,	$5.0	$81.9	$76.1
Gross change for current year positions	0.4	1.3	5.7
(Decreases) increases for prior period positions	(0.6)	(78.2)	0.1
Unrecognized tax benefits balance as of December 31,	$4.8	$5.0	$81.9

The 2017 decrease related to prior period positions includes $0.5 million that resulted from the reduction of the U.S. income tax rate from 35% to 21% since these positions represent a reduction of U.S. net operating losses. The $78.2 million decrease for prior period positions in 2016 were UTBs allocated to AFI as a result of the separate return method, which remained with AWI upon Spin-off.

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, China and the U.S. Generally, we have open tax years subject to tax audit on average of between three years and six years. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2012. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. The tax years 2012 through 2017 are subject to future potential tax adjustments.

The following table details amounts related to certain other taxes:

	Year Ended December 31,
	2017	2016	2015
Payroll taxes	$17.3	$18.9	$19.2
Property and franchise taxes	4.7	4.8	4.9

NOTE 10. DISCONTINUED OPERATIONS
European Resilient Flooring
On December 4, 2014, AWI's Board of Directors approved the cessation of funding to its DLW subsidiary, which at the time was our European flooring business. As a result, DLW management filed for insolvency in Germany on December 11, 2014.
The DLW insolvency filing in 2014 resulted in presenting DLW for all historical periods prior to the Spin-off as a discontinued operation. The insolvency filing did not meet the U.S. tax criteria to be considered disposed of until the first quarter of 2015. In determining the U.S. tax impact of the disposition, the liabilities, including an unfunded pension liability of approximately $115.0 million, were considered proceeds. Accordingly, a non-cash income tax benefit of $43.4 million was recorded in 2015 within discontinued operations for the tax benefit of the future pension deductions. As AWI is solely responsible for any shortfall, and the beneficiary of any excess, at the closure of the DLW insolvency proceedings, DLW is excluded from our financial position, results of operations and cash flows after the Spin-off.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following is a summary of the operating results of DLW, which are reflected in these Consolidated Financial Statements for periods prior to the Spin-off.

	Year Ended December 31,
	2016	2015
(Loss) on disposal of discontinued operations before income tax	$(0.1)	$(1.5)
Income tax benefit	1.8	41.1
Gain on disposal of discontinued operations, net of tax	$1.7	$39.6

Cabinets

In 2012, AWI sold its cabinets business, formerly managed as a component of our operations. The sale was completed in October 2012.

The following table summarizes the results related to the cabinets business, which are reflected in these Consolidated Financial Statements for periods prior to the Spin-off:

Year Ended December 31,
2015
Gain on disposal of discontinued operations before income tax	$0.5
Income tax (expense)	(0.2)
Gain on disposal of discontinued operations, net of tax	$0.3

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

NOTE 11. EARNINGS PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Numerator
(Loss) income from continuing operations	$(41.8)	$7.5	$(10.3)
Gain on disposal of discontinued operations, net of tax	—	1.7	39.9
Net (loss) income	$(41.8)	$9.2	$29.6

Denominator
Weighted average number of common shares outstanding	26,977,475	27,773,434	27,738,779
Weighted average number of vested shares not yet issued	136,504	91,903	—
Weighted average number of common shares outstanding - Basic	27,113,979	27,865,337	27,738,779
Dilutive stock-based compensation awards outstanding	—	212,147	—
Weighted average number of common shares outstanding - Diluted	27,113,979	28,077,484	27,738,779

On April 1, 2016, AWI distributed 27,738,779 shares of AFI's common stock to AWI’s shareholders.

For the year ended December 31, 2017, the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive. For the year ended December 31, 2016, the diluted earnings per share was calculated using the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method. Basic and diluted earnings per common share for the year ended December 31, 2015 was calculated using the shares distributed on April 1, 2016.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted (loss) earnings per share:

	Year Ended December 31,
	2017	2016	2015
Potentially dilutive common shares excluded from diluted computation as inclusion would be anti-dilutive	743,678	201,994	—
Performance awards excluded from diluted computation, as performance conditions not met	849,483	646,698	—

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and notes receivables, net of allowances:

	December 31, 2017	December 31, 2016
Customer receivables	$90.8	$84.3
Miscellaneous receivables	4.0	5.5
Less: allowance for product warranties, discounts and losses	(15.1)	(13.8)
Total	$79.7	$76.0
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

The following table summarizes the activity for the allowance for product warranties:

	Year Ended December 31,
	2017	2016
Balance as of January 1,	$(7.5)	$(7.3)
Reductions for payments	12.8	11.6
Current year warranty accruals	(13.0)	(11.8)
Balance as of December 31,	$(7.7)	$(7.5)
NOTE 13. INVENTORIES
The following table presents details related to our inventories, net:

	December 31, 2017	December 31, 2016
Finished goods	$145.3	$159.9
Goods in process	14.2	18.1
Raw materials and supplies	76.5	94.1
Total	$236.0	$272.1

Inventories valued on a FIFO basis	$144.8	$163.8
Inventories valued on a LIFO basis	$91.2	$108.3
The distinction between the use of different methods of inventory valuation is primarily based on product category, legal entity and geographic location of the manufacturing facility.

Inventory values were lower than would have been reported on a total FIFO basis by $0.3 million and higher by $0.4 million as of December 31, 2017 and 2016, respectively.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 14. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table presents details related to our prepaid expenses and other current assets:

	December 31, 2017	December 31, 2016
Prepaid expenses	$15.4	$12.9
Merchandising materials	14.4	7.7
Fair value of derivative assets	—	1.6
Other	2.0	1.6
Total	$31.8	$23.8
NOTE 15. PROPERTY, PLANT AND EQUIPMENT
The following table presents details related to our property, plant and equipment, net:

	December 31, 2017	December 31, 2016
Land	$34.1	$33.7
Buildings	141.0	133.9
Machinery and equipment	593.8	567.3
Computer software	17.5	11.4
Construction in progress	31.0	35.7
Less accumulated depreciation and amortization	(399.3)	(336.8)
Total	$418.1	$445.2
In 2017, we revised the estimated useful lives of certain idle equipment, primarily at our Wood Flooring manufacturing plants, and as a result, we recorded $3.7 million of accelerated depreciation, reflected in cost of goods sold.

NOTE 16. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets:

		December 31, 2017		December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Long-lived intangible assets
Contractual arrangements	5-50 years	$38.8	$4.6	$5.1	$0.7
Intellectual property	2-15 years	6.5	1.8	5.8	1.6
Subtotal		45.3	$6.4	10.9	$2.3
Indefinite-lived intangible assets
Trademarks and brand names	Indefinite	21.5		34.0
Total		$66.8		$44.9

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Year Ended December 31,
	2017	2016	2015
Amortization expense	$4.2	$0.4	$0.5
During the second quarter of 2017, we acquired vinyl composition tile ("VCT") assets for $36.1 million, consisting of equipment and trademarks of Mannington Mills, Inc. ("Mannington Mills") under an agreement that included non-compete provisions. We allocated $33.6 million of the purchase price to intangible assets and the remainder to inventories and equipment. The assigned intangible asset classes were contractual arrangements, $33.3 million, with an estimated useful life of five years, and intellectual property, $0.3 million, with an estimated useful life of two years.

In addition, Mannington Mills is eligible for contingent consideration of up to $9.0 million based on sales of our VCT flooring products for the twelve month periods ending June 30, 2019 and June 30, 2020 (“measurement periods”) compared to a base period of combined AFI and Mannington Mills sales for the 12 month period ended June 30, 2017. The contingent consideration is tiered for each of the separate twelve month measurement periods ranging from consideration of zero to a maximum of $4.5 million in each measurement period. No contingent liability has been recognized as we concluded that such liability is not probable. Any contingent liability recognized will be recorded as an adjustment to the value of the acquired assets.

We conduct our annual impairment test for indefinite-lived intangible assets during the fourth quarter. However, during the third quarter of 2017, we conducted an interim impairment test for indefinite-lived intangible assets within our Wood Flooring segment due to our decision to cease operations at two Wood Flooring manufacturing plants in response to a decline in sales. As a result of this testing, we recorded an impairment charge of $12.5 million for our Bruce trademark during the third quarter of 2017. The fourth quarter 2017, 2016 and 2015 impairment tests concluded that no impairment charges were necessary.

	2018	2019	2020	2021	2022
Expected annual amortization expense	$6.9	$6.9	$6.8	$6.8	$3.5

NOTE 17. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	December 31, 2017	December 31, 2016
Payables, trade and other	$115.8	$123.4
Employment costs	16.5	23.3
Other accrued expenses	17.9	16.3
Total	$150.2	$163.0
NOTE 18. LONG-TERM DEBT
The following table presents details related to our long-term debt:

	December 31, 2017	December 31, 2016
ABL Facility	$85.0	$20.0
Capital lease	1.0	1.2
Total	$86.0	$21.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

On April 1, 2016, AFI entered into a $225.0 million asset-based revolving credit facility with a five-year maturity (“ABL Facility”). Concurrent with entering into the ABL Facility, AFI borrowed $100.0 million and used $50.0 million of the proceeds to fund a cash distribution to AWI. Financing and other related costs incurred in connection with the ABL Facility of $1.4 million were reflected in other non-current assets in the Consolidated Balance Sheets and are amortized over the term of the ABL Facility. As of December 31, 2017, the debt outstanding under the ABL Facility was $85.0 million and outstanding letters of credit were $3.0 million.
Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Consolidated Balance Sheets. However, AFI may repay this obligation at any time without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability, and was 1.50% as of December 31, 2017. The total interest rate was 3.07% as of December 31, 2017. We are required to pay a commitment fee on the average daily unused amount of the ABL Facility, which is payable quarterly in arrears. The fee rate varies according to utilization and was 0.25% as of December 31, 2017. Outstanding letters of credit issued under the ABL Facility are subject to fees, which are due quarterly in arrears based on an adjusted base rate. The adjusted base rate was 1.625% as of December 31, 2017.
Under the terms of the ABL Facility, if our availability under the agreement falls below a certain threshold, we are required to maintain a fixed charge coverage ratio of at least 1.0. As of December 31, 2017, availability under the ABL Facility exceeded the required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.
NOTE 19. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
For periods prior to April 1, 2016, certain of our North American employees participated in defined-benefit pension and postretirement plans (the “Shared Plans”) sponsored by AWI. The related net benefit plan obligations of the Shared Plans were not included in our Consolidated Balance Sheets as we did not sponsor the Shared Plans and had no rights or obligations related to the Shared Plans’ assets or liabilities. Our Consolidated Statements of Operations and Comprehensive Income (Loss) include Shared Plan expenses for our active and retired employees as well as an allocation of Shared Plan expenses. The Shared Plan expenses presented in our Consolidated Financial Statements represent the allocation of plan costs to AFI and do not represent cash payments to AWI or to the Shared Plans. In addition to the Shared Plans', prior to April 1, 2016, certain of our U.S. employees participated in a postretirement medical benefit plan sponsored by us (the “AFI Postretirement Plan”).
Effective April 1, 2016, upon separation from AWI, AFI created defined-benefit pension and postretirement plans, which provide North American employees and retirees who previously participated in the Shared Plans the same defined-benefit pension and postretirement benefits that had been previously been provided by AWI. As a result of the Separation, and based on an analysis provided by our actuaries, AFI assumed defined-benefit pension plan assets of $381.4 million, defined-benefit pension benefit obligations of $385.4 million, defined-benefit postretirement benefit obligations of $82.9 million and accumulated other comprehensive loss of $101.8 million. AFI also retained the AFI Postretirement Plan described above. Our U.S. defined-benefit pension plans were amended to freeze accruals for remaining salaried non-production employees, effective December 31, 2017.

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

	U.S. Pension Plans		Canadian Pension Plans
	2017	2016	2017	2016
Change in benefit obligation:
Projected benefit obligations as of January 1,	$364.4	$—	$16.7	$—
Liabilities assumed from Separation	—	365.2	—	20.2
Service cost	5.4	4.3	—	—
Interest cost	15.4	11.7	0.6	0.5
Foreign currency translation adjustment	—	—	1.2	(0.8)
Actuarial loss (gain)	28.4	(6.2)	1.1	(0.5)
Benefits paid	(17.8)	(10.6)	(1.8)	(2.7)
Projected benefit obligations as of December 31,	395.8	364.4	17.8	16.7

Change in plan assets:
Fair value of plan assets as of January 1,	363.2	—	16.5	—
Assets received from Separation	—	362.2	—	19.2
Actual return on plan assets	45.3	11.6	1.2	0.8
Employer contribution	0.1	—	—	—
Foreign currency translation adjustment	—	—	1.2	(0.8)
Benefits paid	(17.8)	(10.6)	(1.8)	(2.7)
Fair value of plan assets as of December 31,	390.8	363.2	17.1	16.5
Funded status of the plans	$(5.0)	$(1.2)	$(0.7)	$(0.2)

Accumulated benefit obligation as of December 31,	$394.5	$362.2	$17.8	$16.7

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the defined-benefit pension plans:

	U.S. Pension Plans		Canadian Pension Plans
	2017	2016	2017	2016
Weighted average assumptions used to determine benefit obligations as of December 31,
Discount rate	3.75%	4.30%	3.30%	3.80%
Rate of compensation increase	3.25%	3.10%	n/a	n/a
Weighted average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.30%	4.40%	3.80%	3.50%
Expected return on plan assets	6.10%	6.75%	5.40%	5.40%
Rate of compensation increase	3.10%	3.10%	n/a	n/a

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on the expected performance of the asset classes over 20 years. For the U.S. plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.10% and 6.75% for the years ended December 31, 2017 and 2016, respectively. For our Canadian plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 5.40% for the years ended December 31, 2017 and 2016.

Defined-benefit pension plans with benefit obligations in excess of plan assets were as follows:

	U.S. Pension Plans		Canadian Pension Plans
	2017	2016	2017	2016
Projected benefit obligation, December 31	$395.8	$1.4	$17.3	$16.1
Accumulated benefit obligation, December 31	394.5	1.3	17.3	16.1
Fair value of plan assets, December 31	390.8	—	16.5	15.9

The components of net periodic pension cost for the U.S. defined-benefit pension plans were as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost of benefits earned during the period	$5.4	$4.3	$—
Interest cost on projected benefit obligation	15.4	11.7	—
Expected return on plan assets	(22.7)	(17.4)	—
Amortization of prior service cost	0.4	0.3	—
Recognized net actuarial loss	10.5	7.7	—
Allocated benefit cost from Shared Plans	—	2.2	14.8
Net periodic pension cost	$9.0	$8.8	$14.8

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The components of net periodic pension (credit) cost for the Canadian defined-benefit pension plans were as follows:

	Year Ended December 31,
	2017	2016	2015
Interest cost on projected benefit obligation	$0.6	$0.5	$—
Expected return on plan assets	(0.9)	(0.8)	—
Amortization of net actuarial loss	0.2	0.2	—
Allocated benefit cost from Shared Plans	—	0.1	0.3
Net periodic pension (credit) cost	$(0.1)	$—	$0.3

Excluded from net periodic pension (credit) costs in the Canadian defined-benefit pension table above were $0.3 million of settlement charges recorded in 2016.

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

Each asset class used has a defined asset allocation target and allowable range. The tables below show the asset allocation targets and the December 31, 2017 and 2016 positions for each asset class:

	Target Weight at	Position at December 31,
	December 31, 2017	2017	2016
U.S. Asset Class
Fixed income securities	60%	56%	60%
Equities	40%	44%	40%

	Target Weight at	Position at December 31,
	December 31, 2017	2017	2016
Canadian Asset Class
Fixed income securities	50%	49%	49%
Equities	48%	49%	48%
Other	2%	2%	3%

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

The following tables set forth by level within the fair value hierarchy a summary of the U.S. and Canadian defined-benefit pension plan assets, net of payables for administrative expenses, measured at fair value on a recurring basis:

	Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$219.2	$—	$219.2
Equities	—	172.1	—	172.1
Other	(0.5)	—	—	(0.5)
Net assets measured at fair value	$(0.5)	$391.3	$—	$390.8

	Value at December 31, 2016
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$219.1	$—	$219.1
Equities	—	144.1	—	144.1
Net assets measured at fair value	$—	$363.2	$—	$363.2

	Value at December 31, 2017
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$8.4	$—	$8.4
Equities	—	8.3	—	8.3
Other	0.4	—	—	0.4
Net assets measured at fair value	$0.4	$16.7	$—	$17.1

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

Fixed income securities — Consists of registered investment funds, common and collective trust funds, and segregated funds investing in fixed income securities tailored to institutional investors. The fair values of the investments in this class are based on the underlying securities in each fund’s portfolio, which is the amount the fund would receive for the security upon a current sale.

Equities — Consists of investments in funds investing in equities tailored to institutional investors. The fair value of each fund is based on the underlying securities in each fund’s portfolio, which is the amount the fund would receive for the security upon a current sale.

Other — Consists of cash and cash equivalents and other payables and receivables (net). The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments. The carrying amounts of payables and receivables approximate fair value due to the short-term nature of these instruments.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Defined-Benefit Postretirement Benefit Plans

The following tables summarize the balance sheet impact of the postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

	2017	2016
Change in benefit obligation:
Projected benefit obligations as January 1,	$83.6	$3.5
Liabilities assumed from Separation	—	82.9
Service cost	0.4	0.1
Interest cost	3.3	2.7
Plan participants' contributions	1.7	1.6
Actuarial loss	0.2	1.1
Benefits paid	(9.8)	(8.3)
Projected benefit obligation as of December 31,	79.4	83.6

Change in plan assets:
Fair value of plan assets as January 1,	—	—
Employer contribution	8.1	6.7
Plan participants' contribution	1.7	1.6
Benefits paid	(9.8)	(8.3)
Fair value of plan assets as of December 31,	—	—
Funded status of the plans	$(79.4)	$(83.6)

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. defined-benefit postretirement benefit plans:

	2017	2016
Weighted average discount rate used to determine benefit obligations as of December 31,	3.60%	4.05%
Weighted average discount rate used to determine net periodic benefit cost	4.05%	4.25%

The components of net periodic postretirement benefit cost (credit) were as follows:

	Year Ended December 31,
	2017	2016	2015
Service cost of benefits earned during the period	$0.4	$0.1	$—
Interest cost on accumulated postretirement benefit obligations	3.3	2.7	0.1
Amortization of prior service (credit)	—	(0.2)	—
Amortization of net actuarial (gain)	(2.3)	(3.2)	—
Allocated benefit (credit) cost from Shared Plans	—	(0.3)	0.7
Net periodic postretirement benefit cost (credit)	$1.4	$(0.9)	$0.8

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.9% for pre-65 retirees and 5.7% to 10.7% for post-65 retirees (depending on plan type) was assumed for 2018,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

decreasing ratably to an ultimate rate of 4.5% by 2026. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the defined-benefit postretirement benefit plans for 2018:

	One percentage point
	Increase	Decrease
(Decrease) increase on total service and interest cost components	$—	$—
(Decrease) increase on postretirement benefit obligation	(1.8)	1.6
Financial Statement Impacts
Amounts recognized in assets and (liabilities) on the consolidated balance sheets at year end consist of:

	U.S. Pension Benefits		Canadian Pension Benefits
	2017	2016	2017	2016
Prepaid pension costs	$—	$0.1	$—	$0.1
Pension benefit liabilities	(5.0)	(1.3)	(0.7)	(0.3)
Net amount recognized	$(5.0)	$(1.2)	$(0.7)	$(0.2)

	Postretirement Benefits
	2017	2016
Accounts payable and accrued expenses	$(6.7)	$(8.1)
Postretirement benefit liabilities	(72.7)	(75.5)
Net amount recognized	$(79.4)	$(83.6)

Pre-tax amounts recognized in AOCI at year end for our pension and postretirement benefit plans consist of:

	U.S. Pension Benefits		Canadian Pension Benefits
	2017	2016	2017	2016
Net actuarial (loss)	$(127.4)	$(132.2)	$(3.8)	$(2.9)
Prior service (cost)	—	(0.5)	—	—
Accumulated other comprehensive (loss)	$(127.4)	$(132.7)	$(3.8)	$(2.9)

	Postretirement Benefits
	2017	2016
Net actuarial gain	$34.8	$37.0

We expect to amortize $10.6 million and $0.3 million of previously unrecognized net actuarial losses into U.S. and Canadian plan pension cost, respectively, in 2018. We expect to amortize $2.4 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2018.

We expect to contribute $0.1 million each to our U.S. and Canadian defined-benefit pension plans and $6.7 million to our U.S. postretirement benefit plans in 2018.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. and Canadian plans:

	U.S. Pension Benefits	Canadian Pension Benefits	Postretirement Benefits
2018	$15.8	$1.5	$6.7
2019	16.7	1.4	6.5
2020	17.7	1.4	6.4
2021	18.8	1.3	6.3
2022	19.9	1.3	6.1
2023-2027	113.0	6.2	25.4

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Costs for defined-contribution pension plans were $8.0 million in 2017 and $7.3 million in 2016.

NOTE 20. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign exchange rates that could impact our financial condition, results of operations and cash flows. We enter into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swap contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. At inception, hedges designated as hedging instruments are formally documented as either (1) a hedge of a forecasted transaction or “cash flow” hedge, or (2) a hedge of the fair value of a recognized liability or asset or “fair value” hedge. Derivatives are formally assessed both at inception and at least quarterly thereafter, to ensure that derivatives used in hedging transactions are highly effective in offsetting changes in either the fair value or cash flows of the hedged item. If it is determined that a derivative ceases to be a highly effective hedge, or if the anticipated transaction is no longer probable of occurring, hedge accounting is discontinued, and any future mark-to-market adjustments are recognized in earnings. We use derivative financial instruments as risk management tools and not for speculative trading purposes.
Counterparty Risk
We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. Counterparty credit default swap levels and credit ratings are monitored on a regular basis in an effort to reduce the risk of counterparty default. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association agreements (“ISDAs”) with netting arrangements. These agreements can limit exposure in situations where gain and loss positions are outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. These ISDAs do not have credit contingent features; however, a default under our ABL Facility would trigger a default under these agreements.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of December 31, 2017, based on operating profits by currency, are from the Canadian Dollar, the Australian Dollar, and the Chinese Renminbi.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 15 months forward. The notional amount of these hedges was $40.8 million and $33.2 million as of December 31, 2017 and 2016, respectively. Gains and losses on these instruments are recorded in other comprehensive income (loss), to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense.
Currency Rate Risk - Intercompany Loans and Dividends
We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in other expense, net. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $20.0 million and $22.2 million as of December 31, 2017 and 2016, respectively.
Financial Statement Impacts
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets. The foreign exchange contracts outstanding are presented gross as we have not netted derivative assets with derivative liabilities:

	December 31, 2017		December 31, 2016
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as cash flow hedging instruments
Foreign exchange contracts	$—	$1.2	$0.8	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	—	0.3	0.8	—
Total	$—	$1.5	$1.6	$—
_____________
(1) Derivative assets are classified within prepaid expenses and other current assets as well as other non-current assets.
(2) Derivative liabilities are classified within accounts payable and accrued expenses as well as other long-term liabilities.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables summarize the impact of the effective portion of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss):

	(Losses) gains recognized in other comprehensive income ("OCI") (3)			(Losses) gains reclassified from AOCI (3)
	Years Ended December 31,			Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Cash flow hedges
Foreign exchange contracts	$(2.6)	$(0.5)	$4.4	$(0.6)	$1.5	$3.8

	(Losses) gains recognized in income (3)
	Years Ended December 31,
	2017	2016	2015
Non-designated hedges
Foreign exchange contracts	$(2.0)	$0.8	$—
_____________
(3) (Losses) gains were included in net sales and cost of goods sold.

As of December 31, 2017, the amount of existing losses in AOCI expected to be recognized in earnings over the next twelve months is $1.1 million.

NOTE 21. FINANCIAL INSTRUMENTS
The estimated fair values of our financial instruments are as follows:

	December 31, 2017		December 31, 2016
	Carrying amount	Estimated fair value	Carrying amount	Estimated fair value
Total debt	$(86.0)	$(86.0)	$(21.2)	$(21.2)
Foreign exchange contracts, net	(1.5)	(1.5)	1.6	1.6
Total debt as of December 31, 2017 and 2016 consisted primarily of the outstanding borrowings under the ABL Facility. Borrowings under the ABL Facility are at variable market interest rates (Level 2 inputs) and accordingly, the carrying amount approximates fair value. The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs. We do not have any assets or liabilities that are valued using Level 3 unobservable inputs.
NOTE 22. STOCKHOLDERS' EQUITY
Common Stock Repurchase Plan

On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock (the “Program”). Repurchases under the Program may be made through open market and block transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. For the year ended December 31, 2017 and since inception of the Program, we repurchased approximately 2.5 million shares under the Program for a total cost of $40.0 million, with an average price of $16.29 per share.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Accumulated Other Comprehensive (Loss) Income

The amounts and related tax effects allocated to each component of OCI in 2017, 2016 and 2015 are presented in the table below.

	Pre-tax Amount	Tax Impact	After-tax Amount
2017
Foreign currency translation adjustments	$7.2	$—	$7.2
Derivative adjustments	(2.0)	0.5	(1.5)
Pension and postretirement adjustments	2.2	(0.6)	1.6
Total other comprehensive income	$7.4	$(0.1)	$7.3

2016
Foreign currency translation adjustments	$(8.2)	$—	$(8.2)
Derivative adjustments	(2.0)	0.4	(1.6)
Pension and postretirement adjustments	3.3	(1.1)	2.2
Total other comprehensive (loss)	$(6.9)	$(0.7)	$(7.6)

2015
Foreign currency translation adjustments	$(12.1)	$—	$(12.1)
Derivative adjustments	0.6	—	0.6
Postretirement adjustments	(0.2)	—	(0.2)
Total other comprehensive (loss)	$(11.7)	$—	$(11.7)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2015	$0.1	$2.3	$(0.4)	$2.0
Net transfer from AWI	8.6	(0.2)	(62.6)	(54.2)
Other comprehensive (loss) before reclassifications, net of tax impact of $ — , $(0.1), $0.5 and $0.4	(8.2)	(0.6)	(0.9)	(9.7)
Amounts reclassified from accumulated other comprehensive income	—	(1.0)	3.1	2.1
Net current period other comprehensive (loss) income	(8.2)	(1.6)	2.2	(7.6)
Balance, December 31, 2016	$0.5	$0.5	$(60.8)	$(59.8)
Other comprehensive income (loss) before reclassifications, net of tax impact of $ — , $0.7, $1.2 and $1.9	7.2	(1.9)	(5.4)	(0.1)
Amounts reclassified from accumulated other comprehensive income	—	0.4	7.0	7.4
Net current period other comprehensive income (loss)	7.2	(1.5)	1.6	7.3
Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statements of Operations and Comprehensive Income (Loss) are presented in the table below.

	Year Ended December 31,
	2017	2016	2015	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$—	$0.3	$0.7	Cost of goods sold
Foreign exchange contracts - sales	0.6	(1.8)	(4.5)	Net sales
Total expense/(income) before tax	0.6	(1.5)	(3.8)
Tax impact	(0.2)	0.5	—	Income tax expense
Total expense (income), net of tax	0.4	(1.0)	(3.8)
Pension and postretirement adjustments
Prior service cost amortization	0.2	—	—	Cost of goods sold
Prior service cost amortization	0.2	0.1	—	Selling, general and administrative expense
Amortization of net actuarial loss	4.6	2.0	—	Cost of goods sold
Amortization of net actuarial loss	3.8	2.7	—	Selling, general and administrative expense
Total expense before tax	8.8	4.8	—
Tax impact	(1.8)	(1.7)	—	Income tax expense
Total expense, net of tax	7.0	3.1	—
Total reclassifications for the period	$7.4	$2.1	$(3.8)
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded as of December 31, 2017 and December 31, 2016 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
DOC also continues to conduct annual administrative reviews of the AD and CVD final duty rates under the Orders. Armstrong Kunshan was not selected as a mandatory respondent for the second, third and fourth reviews and, therefore, was not subject to individual review, but we are subject to the rates applicable to importers that were not individually reviewed (the “separate rate” or “all other” respondents).
The second administrative review period covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). In July 2015, the DOC issued a final “all others” CVD rate of 0.99% and a 13.74% AD rate. The AD rate was determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We, along with other respondents, have filed complaints against DOC challenging the rate in the U.S. Court of International Trade. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $4.8 million, which is recorded in accounts payable and accrued expenses. The court granted the preliminary injunction requested by plaintiffs on August 13, 2015, and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case.
The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May 16, 2016 the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We continue to defend our import practices by pursuing our available legal

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is approximately $6.0 million, which is recorded in accounts payable and accrued expenses. We successfully filed an injunction request. The court granted the preliminary injunction on January 4, 2017 and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case. The preliminary injunction also ensures that our entries made during the 2013-14 review period will ultimately be liquidated in accordance with the final decision by the courts.
The fourth administrative review period covered all multilayered wood flooring imports made between December 1, 2014 and November 30, 2015 (AD) and between January 1, 2014 and December 31, 2014 (CVD). On May 15, 2017, the DOC published a final "all others" CVD rate of 1.06% and on June 5, 2017, DOC imposed a de minimus "all others" AD rate which will apply to our multilayered wood flooring imports during this period. We have begun receiving refunds for our multilayered wood flooring imports during this time period as our deposit rate exceeded this de minimus rate. The petitioners initially appealed this decision, but withdrew their appeal on October 17, 2017. We will accrue and make cash deposits for duties when we are the importer of record at the rates established by the DOC based on the fourth administrative review process. Administrative reviews for the fifth review period (December 1, 2015-November 30, 2016 for AD and January 1, 2015-December 31, 2015 for CVD) have been initiated and are currently pending. We are not subject to review for this period; however, we will be liable for other manufacturers' applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period. The preliminary "all others" rate for this period is 0.89% for CVD and 0.00% for AD. The final rate is expected in the second quarter of 2018.
The U.S. International Trade Commission completed a sunset review of the original Orders in the fourth quarter of 2017 and determined to continue the Orders for an additional five year period.
Other Claims
We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, distributors and competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 24. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2017 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$265.2	$297.3	$308.5	$262.7
Gross profit	47.1	57.1	31.7	34.2
(Loss) income from continuing operations	(7.8)	5.4	(18.7)	(20.7)
Per share of common stock:
Basic	$(0.28)	$0.20	$(0.70)	$(0.80)
Diluted	(0.28)	0.20	(0.70)	(0.80)

	2016 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$284.4	$323.7	$313.4	$271.7
Gross profit	49.9	65.2	70.0	45.0
(Loss) income from continuing operations	(2.5)	7.0	9.3	(6.3)
Per share of common stock:
Basic	$(0.08)	$0.25	$0.33	$(0.23)
Diluted	(0.08)	0.25	0.33	(0.23)
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

As of December 31, 2017, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles ("GAAP").

Management assessed our internal control over financial reporting as of December 31, 2017, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on this assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors.

Our independent registered public accounting firm, KPMG LLP, independently assessed the effectiveness of the company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included within Part II, Item 8 of this Form 10-K and incorporated by reference into this Item 9A.

Changes in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Effective December 1, 2017, Messrs. Maier, Ford, Bassett, Bondi, Flaharty, Hess, Parisi and Rice entered into Amended and Restated Change in Control Severance Agreements (the "Amended CICs") with Armstrong Flooring, Inc. (the "Company"). The Amended CICs were approved by our board of directors following its review of the restrictive covenants set forth in Section 8 of the prior form of Change in Control Severance Agreements (the "Prior CICs"). The Amended CICs include strengthened protections for the Company relative to non-competition and non-solicitation, including: (i) broadened prohibition on solicitation of employees through removal of a provision in the Prior CICs, which limited the prohibition to solicitation to a Company competitor; (ii) extended duration of non-competition and non-solicitation provisions from twelve (12) to twenty-four (24) months in the case of Mr. Maier, and from twelve (12) to eighteen (18) months in the cases of Messrs. Ford, Bassett, Bondi, Flaharty, Hess, Parisi and Rice; and (iii) additional provisions in the case of Mr. Flaharty, a resident of California. The term of each Amended CIC was extended by one (1) year. Other than as described above, there were no substantive amendments to the Prior CICs.

The forms of Amended CICs are filed herewith as Exhibits 10.30 (Mr. Maier), 10.31 (Messrs. Ford, Bassett, Hess, Parisi, and Rice), and 10.32 (Mr. Flaharty).

As reported on the Company's Current Report on Form 8-K dated February 5, 2018, Mr. Bondi resigned from his position as Senior Vice President and Chief Product Officer, effective February 1, 2018. Mr. Bondi's Amended CIC was terminated per the terms of the Separation and Release he entered into with the Company, a copy of which is filed herewith as Exhibit 10.35.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company (as of March 6, 2018):

Name; Company Position	Age	Other Business Experience During the Last Five Years*
Donald R. Maier, President and CEO Director (since March 30, 2016)	53	Armstrong World Industries, Inc. EVP & CEO, Flooring Products (2014 to 2016) SVP, Global Operations Excellence (2010 to 2014)
Ronald D. Ford, SVP, Chief Financial Officer (since September 2017)	56	Silgan Containers SVP and Chief Financial Officer (2010 - September 2017)
John C. Bassett, SVP, Human Resources (since March 30, 2016)	55
Armstrong World Industries, Inc.
   VP, Flooring Products, Human Resources (2014 to 2016)
General Manager, Flooring Products, Hardwood Manufacturing (2012 to 2014)
   VP, Human Resources, Global Operating & Supply Chain (2010 to 2012)

Brent A. Flaharty, SVP, North American Sales (since March 2017)	45
Armstrong Flooring, Inc.
   VP, Residential Sales (December 2016 - March 2017)
Mag Instrument, Inc.
   Chief Revenue Officer (2016)
Exemplis Corporation
   Chief Marketing Officer (2015 - 2016)
Masonite International Corporation
   Vice President and Business Leader, North America (2012 - 2015)

Christopher S. Parisi, SVP, General Counsel, Secretary & Chief Compliance Officer (since March 30, 2016)	47	Armstrong World Industries, Inc. VP, Associate General Counsel and Secretary (2014 to 2016) VP, Corporate Governance (2011 to 2014)
Dominic C. Rice, Chief Product Officer & SVP, Global Operations (since February 2018)	57
Armstrong Flooring, Inc.
   SVP, Global Operations & Manufacturing (March 2017 - February 2018)
   SVP, North America Commercial (March 2016 - March 2017)
Armstrong World Industries, Inc.
   VP, Flooring Products, Commercial (2010 to 2016)

Kimberly Z. Boscan, VP & Controller	52
Armstrong Flooring, Inc.
   Interim CFO (May 8, 2017 to September 1, 2017)
Armstrong World Industries, Inc.
   VP & Controller, Flooring Products (2015 to 2016)
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

The Codes of Ethics are intended to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable public disclosures;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Codes of Ethics; and,

•	accountability for compliance with the Codes of Ethics.

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

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2017 annual meeting of stockholders to be filed no later than April 30, 2018.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors - Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2018 annual meeting of stockholders to be filed no later than April 30, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Security Ownership of Management,” and “Equity Compensation Plan Information” in the Company’s proxy statement for its 2018 annual meeting of stockholders to be filed no later than April 30, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2018 annual meeting of stockholders to be filed no later than April 30, 2018.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” and “Relationship with Independent Auditors” in the Company’s proxy statement for its 2018 annual meeting of stockholders to be filed no later than April 30, 2018.

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

10.8
Amended and Restated Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on August 7, 2017).*

10.9
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.10
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.11
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Free Cash Flow (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.12
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - EBITDA (incorporated by reference to Exhibit 10.12 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.13
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash.(incorporated by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.14
Form of 2016 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash (incorporated by reference to Exhibit 10.14 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.15
Form of 2016 Long-Term Time - Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.15 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.16
Form of 2016 Long-Term Time - Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash(incorporated by reference to Exhibit 10.16 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016). *

10.17
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow. (incorporated by reference to Exhibit 10.1 to the Company’s Amended Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission on May 9, 2017).*

10.18
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA. (incorporated by reference to Exhibit 10.2 to the Company’s Amended Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission on May 9, 2017).*

10.19
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - Free Cash Flow. (incorporated by reference to Exhibit 10.3 to the Company’s Amended Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission on May 9, 2017).*

10.20
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - EBITDA. (incorporated by reference to Exhibit 10.4 to the Company’s Amended Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission on May 9, 2017).*

10.21
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash. (incorporated by reference to Exhibit 10.5 to the Company’s Amended Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission on May 9, 2017).*

10.22
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash. (incorporated by reference to Exhibit 10.6 to the Company’s Amended Quarterly Report on Form 10-Q/A filed with the U.S. Securities and Exchange Commission on May 9, 2017).*

10.23
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - U.S. and non- U.S. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2017).*

10.24
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Payable in Cash. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2017).*

10.25
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 4, 2016).*

10.26
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).*

10.27
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.28
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.29
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.30	Amended and Restated Change in Control Severance Agreement with Mr. Maier dated December 1, 2017.*†

10.31	Form of Amended and Restated Change in Control Severance Agreement with Messrs. Bassett, Ford, Hess, Parisi, and Rice dated December 1, 2017.*†

10.32	Amended and Restated Change in Control Severance Agreement with Mr. Flaharty dated December 1, 2017.*†

10.33
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.34
Form of Severance Agreement between David S. Schulz and Armstrong World Industries, Inc. (incorporated by reference to Exhibit 10.3 to Armstrong World Industries, Inc.’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 10, 2015).*

10.35	Separation and Release Agreement with Mr. Bondi dated February 1, 2018.*†

21.1	Subsidiaries of Armstrong Flooring, Inc. †

23.1	Consent of Independent Registered Public Accounting Firm.†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.

Item 16. Form 10-K Summary

None.

SCHEDULE II
Armstrong Flooring, Inc.
Valuation and Qualifying Reserves
(Dollars in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2015
Provision for bad debts	$0.7	$0.3	$(0.1)	$0.9
Provision for discounts	8.6	86.6	(85.6)	9.6
Provision for warranties	7.7	9.9	(10.3)	7.3
Reserve for inventories	1.2	1.4	(1.4)	1.2

2016
Provision for bad debts	$0.9	$0.1	$(0.4)	$0.6
Provision for discounts	9.6	81.5	(85.4)	5.7
Provision for warranties	7.3	11.8	(11.6)	7.5
Reserve for inventories	1.2	1.2	(1.0)	1.4

2017
Provision for bad debts	$0.6	$0.1	$(0.1)	$0.6
Provision for discounts	5.7	68.6	(67.5)	6.8
Provision for warranties	7.5	13.0	(12.8)	7.7
Reserve for inventories	1.4	0.6	(0.2)	1.8

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	March 6, 2018

By:	/s/ Donald R. Maier

Donald R. Maier
Director, President and Chief Executive Officer
(As Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AFI:

/s/ Donald R. Maier	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2018
Donald R. Maier
/s/ Ronald D. Ford	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2018
Ronald D. Ford
/s/ Kimberly Z. Boscan	Vice President and Controller (Principal Accounting Officer)	March 6, 2018
Kimberly Z. Boscan
/s/ Michael F. Johnston	Director	March 6, 2018
Michael F. Johnston
/s/ Kathleen S. Lane	Director	March 6, 2018
Kathleen S. Lane
/s/ Jeffrey Liaw	Director	March 6, 2018
Jeffrey Liaw
/s/ Michael W. Malone	Director	March 6, 2018
Michael W. Malone
/s/ Larry S. McWilliams	Director	March 6, 2018
Larry S. McWilliams
/s/ James C. Melville	Director	March 6, 2018
James C. Melville
/s/ James J. O'Connor	Director	March 6, 2018
James J. O'Connor
/s/ Jacob H. Welch	Director	March 6, 2018
Jacob H. Welch