Form 10-Q
period 2018-03-31
Armstrong Flooring, Inc.
filed 2018-05-08
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018

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

The Registrant had 25,756,313 shares of common stock, $0.0001 par value, outstanding at May 1, 2018.

Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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

•
other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and in the documents incorporated by reference.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Net sales	$257.9	$265.2
Cost of goods sold	218.6	217.3
Gross profit	39.3	47.9
Selling, general and administrative expenses	48.2	56.4
Operating (loss)	(8.9)	(8.5)
Interest expense	0.9	0.5
Other expense, net	0.6	0.9
(Loss) before income taxes	(10.4)	(9.9)
Income tax (benefit)	—	(2.1)
Net (loss)	$(10.4)	$(7.8)

Basic (loss) per share of common stock:	$(0.40)	$(0.28)

Diluted (loss) per share of common stock:	$(0.40)	$(0.28)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive (Loss) (Unaudited)

	Three Months Ended March 31,
	2018	2017
Net (Loss)	$(10.4)	$(7.8)
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	4.7	1.5
Derivative gain (loss)	0.8	(0.4)
Pension and postretirement adjustments	2.1	1.2
Total other comprehensive income	7.6	2.3
Total comprehensive (loss)	$(2.8)	$(5.5)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$28.9	$39.0
Accounts and notes receivable, net	87.0	79.7
Inventories, net	235.6	236.0
Income tax receivable	1.2	3.8
Prepaid expenses and other current assets	34.1	31.8
Total current assets	386.8	390.3
Property, plant, and equipment, less accumulated depreciation and amortization of $411.3 and $399.3, respectively	415.7	418.1
Intangible assets, less accumulated amortization of $8.3 and $6.4, respectively	59.0	60.4
Deferred income taxes	3.4	3.4
Other noncurrent assets	8.2	7.3
Total assets	$873.1	$879.5
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$148.9	$150.2
Income tax payable	0.7	0.8
Total current liabilities	149.6	151.0
Long-term debt	91.0	86.0
Postretirement benefit liabilities	71.4	72.7
Pension benefit liabilities	4.7	5.7
Other long-term liabilities	8.7	9.4
Noncurrent income taxes payable	0.3	0.3
Deferred income taxes	4.4	4.4
Total liabilities	330.1	329.5
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,207,990 issued and 25,742,127 outstanding shares as of March 31, 2018 and 28,183,218 issued and 25,734,222 outstanding shares as of December 31, 2017	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 2,465,863 shares as of March 31, 2018 and 2,448,996 shares as of December 31, 2017	(39.9)	(39.9)
Additional paid-in capital	674.1	674.2
(Accumulated deficit)	(33.7)	(31.8)
Accumulated other comprehensive (loss)	(57.5)	(52.5)
Total stockholders’ equity	543.0	550.0
Total liabilities and stockholders’ equity	$873.1	$879.5

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit) Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$—	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption of ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	—	(12.6)	12.6	—
Net (loss)	—	—	—	—	—	—	—	(10.4)	(10.4)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	—	(1.0)
Stock-based employee compensation, net	77,258	—	(52,486)	1.0	—	(0.1)	—	—	0.9
Other comprehensive income	—	—	—	—	—	—	7.6	—	7.6
March 31, 2018	25,742,127	$—	2,465,863	$(39.9)	$—	$674.1	$(57.5)	$(33.7)	$543.0

December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—	—	—	(7.8)	(7.8)
Repurchase of common stock	(267,212)	—	267,212	(4.9)	—	—	—	—	(4.9)
Stock-based employee compensation, net	201,750	—	—	—	—	1.1	—	—	1.1
Net transfers to AWI	—	—	—	—	(1.3)	—	—	—	(1.3)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	1.3	(1.3)	—	—	—
Other comprehensive income	—	—	—	—	—	—	2.3	—	2.3
March 31, 2017	27,830,209	$—	267,212	$(4.9)	$—	$673.1	$(57.5)	$2.2	$612.9

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net (loss)	$(10.4)	$(7.8)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	13.8	11.6
Deferred income taxes	—	3.9
Stock-based compensation	1.1	1.5
U.S. pension expense	1.7	2.3
Other non-cash adjustments, net	0.2	0.7
Changes in operating assets and liabilities:
Receivables	(11.7)	(15.0)
Inventories	0.7	(14.7)
Accounts payable and accrued expenses	2.5	(9.2)
Income taxes payable	2.5	(6.2)
Other assets and liabilities	(4.8)	(0.5)
Net cash (used for) operating activities	(4.4)	(33.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10.2)	(12.7)
Other investing activities	0.1	0.1
Net cash used for investing activities	(10.1)	(12.6)
Cash flows from financing activities:
Proceeds from revolving credit facility	27.0	52.0
Payments on revolving credit facility	(22.0)	—
Payments on capital lease	(0.1)	—
Purchases of treasury stock	(1.0)	(4.9)
Proceeds from exercised stock options	0.2	1.1
Value of shares withheld related to employee tax withholding	(0.4)	—
Net cash provided by financing activities	3.7	48.2
Effect of exchange rate changes on cash and cash equivalents	0.7	0.5
Net (decrease) increase in cash and cash equivalents	(10.1)	2.7
Cash and cash equivalents at beginning of year	39.0	30.6
Cash and cash equivalents at end of period	$28.9	$33.3
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$3.8	$4.8
Interest paid	0.8	0.5
Income taxes (refunded) paid, net	(2.5)	(0.1)

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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three months ended March 31, 2018 and 2017 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
Except as noted below, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2017. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Standards
On January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," and all the related amendments. The impact of the standard is limited to our accounting for warranties and returns. We adopted the standard using the modified retrospective transition method and we recorded a cumulative catch up adjustment to increase accumulated deficit in the amount of $4.1 million, increase prepaid expenses and other current assets by $0.4 million and decrease accounts receivable, net by $4.5 million. The adoption of the standard did not have a material impact on our results of operations or cash flows, but did result in new disclosures.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Adoption did not have a material impact on our financial condition, results of operations or cash flows.

On January 1, 2018, we adopted ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The guidance requires entities to recognize income tax consequences of many intercompany asset transfers other than inventory at the transaction date. Adoption of this standard did not have a material impact on our financial condition, results of operations, or cash flows.
On January 1, 2018, we adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires the service cost component of net periodic benefit cost to be presented in the income statement line items with compensation cost and all other components of net periodic benefit cost to be presented outside operating income. Previously, all components of net periodic benefit cost were recorded within cost of goods sold and selling, general and administrative ("SG&A") expense. We applied this standard retrospectively in the period of adoption. The table below presents the impact of adoption on our results of operations:

	Three Months Ended March 31,
	2017
	As Reported	Impact of Adoption	Upon Adoption
Cost of goods sold	$218.1	$(0.8)	$217.3
Selling, general and administrative expenses	56.7	(0.3)	56.4
Operating (loss) income	(9.6)	1.1	(8.5)
Other expense, net	(0.2)	1.1	0.9

ASU 2017-07 does not impact our financial condition or cash flows.
On January 1, 2018, we early adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and it requires the presentation of all items that affect earnings in the same income statement line as the hedged item. This standard did not have a material impact on our financial condition, results of operations or cash flows.
On January 1, 2018, we early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. We applied this standard in the period of adoption and we reclassified $12.6 million from accumulated other comprehensive (loss) into accumulated deficit. There will be no impact on results of operations or cash flows.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions. This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of ASU 2016-02, which will increase our total

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

assets and total liabilities that we report relative to such amounts prior to adoption. During the first quarter of 2018, we focused on gathering and validating our lease agreement population.

NOTE 2. SEGMENT INFORMATION
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
The following tables summarize segment performance:

	Three Months Ended March 31,
	2018	2017
Net sales to external customers
Resilient Flooring	$163.5	$160.5
Wood Flooring	94.4	104.7
Total net sales to external customers	$257.9	$265.2

Operating (loss)
Resilient Flooring	$(3.8)	$(4.0)
Wood Flooring	(5.1)	(4.5)
Total operating (loss)	$(8.9)	$(8.5)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes segment assets:

	March 31, 2018	December 31, 2017
Assets
Resilient Flooring	$560.0	$547.6
Wood Flooring	280.5	286.3
Unallocated	32.6	45.6
Total assets	$873.1	$879.5
Unallocated assets primarily consist of cash and deferred income taxes.
Segment operating (loss) is the measure of segment profit reviewed by our Chief Executive Officer who is our Chief Operating Decision Maker. The sum of the segments’ operating (loss) equals the total combined operating (loss) as reported on our Consolidated Statements of Operations. The following reconciles our total operating (loss) to (loss) before income taxes, which are only measured and managed on a combined basis:

	Three Months Ended March 31,
	2018	2017
Operating (loss)	$(8.9)	$(8.5)
Interest expense	0.9	0.5
Other expense, net	0.6	0.9
(Loss) before income taxes	$(10.4)	$(9.9)
NOTE 3. REVENUE
We recognize revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods.
Our primary performance obligation to our customers is the delivery of flooring products pursuant to purchase orders. Control of the products we sell transfers to our customers at the point in time when the goods are shipped. Our standard sales terms are primarily Free On Board (“FOB”) shipping point. Our typical payment terms are 30 days and our sales arrangements do not contain any significant financing component for our customers. Our customer arrangements do not generate contract assets or liabilities that are material to the consolidated financial statements.
Each purchase order sets forth the transaction price for the products purchased under that arrangement. Some customer arrangements include variable consideration, such as volume rebates, some of which depend upon our customers meeting specified performance criteria, such as a purchasing level over a period of time. We use judgment to estimate the most likely amount of variable consideration at each reporting date.
We provide our customers with a product warranty that provides assurance that the products we sell meet standard specifications and are free of defects. We maintain a reserve for claims incurred under our standard product warranty programs. We allocate a portion of the transaction price for each sale to our performance obligation to provide service type warranties to our customers.
We generally do not incur any incremental costs to obtain or fulfill our customer contracts that require capitalization and expense such costs as incurred when the amortization period is less than one year.
We treat shipping and handling that occurs after our customer obtains control of the products we sell as a fulfillment activity and not as a promised service. Shipping and handling costs are reflected as a component of cost of goods sold.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

Three Months Ended March 31,
2018
Net trade sales
United States	$219.4
Canada	16.3
Other	22.2
Total net trade sales	$257.9
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

As part of these activities, we incurred expenses consisting of employee separation and other direct exit costs, accelerated depreciation and other incremental costs. We expect to incur approximately $1.3 million of additional pre-tax cash expenses in the remainder of 2018 related to continued decommissioning costs.

The following table details expenses related to the Wood Plant Closures:

Three Months Ended March 31,
2018
Cash expenses
Decommissioning costs	$0.8
Contract termination costs	0.3
Total	$1.1

NOTE 5. OTHER SEVERANCE EXPENSE
In the first quarter of 2018, we announced that we are changing our residential go-to market strategy and empowering our distributors with responsibility for marketing, merchandising and direct sales representation. The new structure was designed to provide enhanced support and responsiveness to retailers. As a result of the reorganization, approximately 70 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $3.1 million primarily in SG&A expenses, of which $1.9 million and $1.2 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

In the first quarter of 2017, we announced the combination of our commercial and residential go-to-market structures and related organization. The new structure was designed to provide enhanced support and responsiveness to retailers and contractors and to foster greater alignment with distributors, which cover both commercial and residential markets. As a result of this reorganization, approximately 40 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $4.6 million in SG&A expenses as a result of this reorganization, of

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

which $2.7 million and $1.9 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

NOTE 6. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended March 31,
	2018	2017
(Loss) before income taxes	$(10.4)	$(9.9)
Income tax (benefit)	—	(2.1)
Effective tax rate	—%	21.2%
The effective tax rate for the first quarter of 2018 was lower versus the comparable 2017 period primarily due to AFI being unable to recognize the tax benefit of first quarter 2018 year-to-date losses.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While AFI has no history of tax audits on a stand-alone basis, AWI was routinely audited by U.S. federal, state and local, and non-U.S. taxing authorities. Accordingly, AFI regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2018 to AFI's unrecognized tax benefits as of December 31, 2017.
As of March 31, 2018, we consider foreign unremitted earnings to be permanently reinvested.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"). The Tax Reform Act makes broad and complex changes to the U.S. tax code that will affect the Company's fiscal year ending December 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, limiting the carryover of net operating losses to 80% of taxable income, and modifying the deductibility of certain expenses.
The Company recognized the income tax effects of the Tax Reform Act in its 2017 consolidated financial statements in accordance with SAB No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes," in the reporting period in which the Tax Reform Act was signed into law. We continue to analyze the different aspects of the Tax Reform Act which could potentially affect the provisional estimates that were recorded at December 31, 2017. Adjustments may be made as a result of future changes in interpretation, information available, assumptions made by the company, issuance of additional guidance and the completion of our 2017 tax return filings. As of March 31, 2018, we have not changed the provisional estimates recognized in 2017. We currently anticipate finalizing and recording any resulting adjustments by the end of fiscal year 2018.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 7. (LOSS) PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted (loss) per share calculations for the periods indicated.

	Three Months Ended March 31,
	2018	2017
Numerator
Net (loss)	$(10.4)	$(7.8)

Denominator
Weighted average number of common shares outstanding	25,737,801	27,923,001
Weighted average number of vested shares not yet issued	162,818	93,595
Weighted average number of common shares outstanding - Basic	25,900,619	28,016,596
Dilutive stock-based compensation awards outstanding	—	—
Weighted average number of common shares outstanding - Diluted	25,900,619	28,016,596

For the three months ended March 31, 2018 and March 31, 2017, the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted (loss) earnings per share:

	Three Months Ended March 31,
	2018	2017
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	926,918	842,901
Performance awards excluded from diluted computation, as performance conditions not met	942,863	798,972

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	March 31, 2018	December 31, 2017
Customer receivables	$100.3	$90.8
Miscellaneous receivables	5.0	4.0
Less: allowance for product claims, discounts, returns and losses	(18.3)	(15.1)
Total	$87.0	$79.7
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Allowance for product claims represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.

The following table summarizes the activity for the allowance for product claims:

	Three Months Ended March 31,
	2018	2017
Balance as of January 1,	$(7.7)	$(7.5)
Cumulative effect of adoption of new revenue recognition standard as of January 1	(2.8)	—
Reductions for payments	3.1	2.9
Current year claim accruals	(1.9)	(3.4)
Balance as of March 31,	$(9.3)	$(8.0)
NOTE 9. INVENTORIES
The following table presents details related to our inventories, net:

	March 31, 2018	December 31, 2017
Finished goods	$147.3	$145.3
Goods in process	14.2	14.2
Raw materials and supplies	74.1	76.5
Total	$235.6	$236.0
NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	March 31, 2018	December 31, 2017
Payables, trade and other	$114.8	$115.8
Employment costs	18.2	16.5
Other accrued expenses	15.9	17.9
Total	$148.9	$150.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended March 31,
	2018	2017
Defined-benefit pension, U.S.
Service cost	$0.9	$1.4
Interest cost	3.7	3.9
Expected return on plan assets	(5.6)	(5.6)
Amortization of prior service cost	—	0.1
Amortization of net actuarial loss	2.7	2.5
Total, defined benefit pension, U.S.	$1.7	$2.3
Defined-benefit pension, Canada
Interest cost	$0.1	$0.2
Expected return on plan assets	(0.2)	(0.2)
Amortization of net actuarial loss	0.1	—
Total, defined-benefit pension, Canada	$—	$—
Defined-benefit postretirement, U.S.
Service cost	$0.1	$0.1
Interest cost	0.6	0.8
Amortization of net actuarial gains	(0.6)	(0.6)
Total, defined-benefit postretirement, U.S.	$0.1	$0.3
NOTE 12. COMMON STOCK REPURCHASE PLAN
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock (the “Program”). Repurchases under the Program may be made through open market and block transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. During the three months ended March 31, 2018, we repurchased approximately 69,000 shares under the Program for a total cost of $1.0 million, or an average price of $14.20 per share. Since inception of the Program, we have repurchased 2.5 million shares under the Program for a total cost of $41.0 million, or an average price of $16.23 per share.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive income (loss) before reclassifications, net of tax impact of $ — , ($0.1), $ —, and ($0.1)	4.7	0.4	(0.1)	5.0
Amounts reclassified from accumulated other comprehensive income	—	0.4	2.2	2.6
Net current period other comprehensive income	4.7	0.8	2.1	7.6
Balance, March 31, 2018	$12.4	$(0.1)	$(69.8)	$(57.5)

Balance, December 31, 2016	0.5	0.5	(60.8)	(59.8)
Other comprehensive income (loss) before reclassifications, net of tax impact of $ — , $0.3, $0.2, and $0.5	1.5	(0.5)	(0.1)	0.9
Amounts reclassified from accumulated other comprehensive income	—	0.1	1.3	1.4
Net current period other comprehensive income (loss)	1.5	(0.4)	1.2	2.3
Balance, March 31, 2017	$2.0	$0.1	$(59.6)	$(57.5)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended March 31,
	2018	2017	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$0.2	$—	Cost of goods sold
Foreign exchange contracts - sales	0.3	0.1	Net sales
Total expense before tax	0.5	0.1
Tax impact	(0.1)	—	Income tax (benefit)
Total expense, net of tax	0.4	0.1
Pension and postretirement adjustments
Prior service cost amortization	—	0.1	Other expense, net
Amortization of net actuarial loss	2.2	1.9	Other expense, net
Total expense before tax	2.2	2.0
Tax impact	—	(0.7)	Income tax (benefit)
Total expense, net of tax	2.2	1.3
Total reclassifications for the period	$2.6	$1.4
NOTE 14. LITIGATION AND RELATED MATTERS
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
Summary of Financial Position
There were no material liabilities recorded as of March 31, 2018 and December 31, 2017 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

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
Litigation regarding this matter has continued in the U.S. courts. Armstrong Kunshan, as well as other respondents, have appealed DOC’s original decision to apply an AD rate to AWI and its subsidiaries and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit ("CAFC").  The CAFC, on February 15, 2017, found that DOC did not make the requisite factual findings necessary to support its original investigation determination. The CAFC vacated and remanded the Court of International Trade decision for further proceedings.  Success in the subsequent remand proceedings (and any further appeals) could result in a revocation of the AD order with respect to us and other separate rate respondents.
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
The fourth administrative review period covered all multilayered wood flooring imports made between December 1, 2014 and November 30, 2015 (AD) and between January 1, 2014 and December 31, 2014 (CVD). On May 15, 2017, DOC published a final “all others” CVD rate of 1.06% and on June 5, 2017, DOC imposed a de minimis “all others” AD rate which will apply to our multilayered wood flooring imports during this period. We have begun receiving refunds for our multilayered wood flooring imports during this time period as our deposit rate exceeded this de minimis rate. The petitioners initially appealed this decision, but withdrew their appeal on October 17, 2017. We will accrue and make cash deposits for duties when we are the importer of record at the rates established by DOC based on the fourth administrative review process. Administrative reviews for the fifth review period (December 1, 2015-November 30, 2016 for AD and January 1, 2015-December 31, 2015 for CVD) have been initiated and are currently pending. We are not subject to review for this period; however, we will be liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period. The preliminary "all others" rate for this period is 0.89% for CVD and 0.00% for AD. The final rate is expected in the second quarter of 2018.

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
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations, or cash flows.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Overview

Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products primarily in North America and the Pacific Rim. As of March 31, 2018, we operated 15 manufacturing plants in three countries, including 12 manufacturing plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

Recent Events

During the second quarter of 2017, we acquired vinyl composition tile ("VCT") assets of Mannington Mills, Inc., a nationally recognized flooring company, for a cash purchase price of $36.1 million including transaction costs (the "VCT Acquisition").

During the third quarter of 2017, our board of directors approved the closure of a solid wood plant in Jackson, Tennessee and an engineered wood plant in Vicksburg, Mississippi (the "Wood Plant Closures"), in response to a decline in sales. The Wood Plant Closures were completed in the fourth quarter of 2017 and resulted in the separation of approximately 300 employees. See Note 4 to the Condensed Consolidated Financial Statements for further information.

Employees

As of March 31, 2018, we had approximately 3,500 full-time and part-time employees worldwide, compared to approximately 3,600 employees as of December 31, 2017. As of May 8, 2018, approximately 160 employees at one of our domestic plants continue to work under an expired collective bargaining agreement and negotiations continue.

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

Demand for our products is also influenced by consumer preferences. We continue to experience growth in the demand for luxury vinyl tile ("LVT") in conjunction with a decline in our legacy resilient products, particularly vinyl sheet, and our wood products. In addition, our channel partners raise or lower their inventory levels according to their expectations of market demand and consumer preferences, which directly affects our sales.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The flooring market continues to experience LVT growth. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market, especially LVT products with a rigid or solid polymer core. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets, with the largest impacts on the AFI portfolio within the vinyl sheet and vinyl tile categories.

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

Operating Expenses

Resilient Flooring segment — We have experienced increased raw material prices and basic energy costs impacting both our manufacturing and sourced finished product costs. Additionally, we have experienced increases in transportation costs. In response to these increases, we announced a price increase, primarily for our legacy commercial products, in the second quarter of 2018. In addition, we have implemented freight and energy surcharges on all of our products effective in the second quarter of 2018. In certain cases, realized price increases are less than the announced increases due to competitive reactions and changing market conditions.

Wood Flooring segment — We purchase a significant amount of green lumber as an input into our hardwood flooring products. The market for lumber has historically been volatile. We experienced an increase in lumber costs in 2018 compared to 2017, in part due to a tightening of lumber availability. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before such costs are reflected in our results of operations. In response to these increases, we have also implemented price increases, as well as freight and energy surcharges, on our wood products, although the realized price increase may be less than the announced increase because of competitive reactions and changing market conditions.

We expect to achieve reduced manufacturing costs in 2018 compared to 2017 as a result of the Wood Plant Closures.

We may continue to experience expenses related to our involvement in antidumping and countervailing duty cases as an importer of multilayered wood flooring. See Note 14 to the Condensed Consolidated Financial Statements for further information related to multilayered wood flooring duties.

U.S. Tax Reform
In December 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted. The Tax Reform Act represents major tax reform legislation that, among other provisions, reduces the U.S. corporate tax rate. We expect our future

Management’s Discussion and Analysis of Financial Condition and Results of Operations

U.S. after-tax earnings to be positively impacted as a result of the reduction of the federal corporate income tax rate in the Tax Reform Act. See Note 6 to the Condensed Consolidated Financial Statements for further information on the financial statement impact of the Tax Reform Act.
Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
			Change
(Dollars in millions)	2018	2017	$	%
Net sales	$257.9	$265.2	$(7.3)	(2.7)%
Cost of goods sold	218.6	217.3	1.3	0.6%
Gross profit	39.3	47.9	(8.6)	(18.0)%
Selling, general and administrative expenses	48.2	56.4	(8.2)	(14.7)%
Operating (loss)	(8.9)	(8.5)	(0.4)	(4.2)%
Interest expense	0.9	0.5	0.4
Other expense, net	0.6	0.9	(0.3)
(Loss) before income taxes	(10.4)	(9.9)	(0.5)
Income tax (benefit)	—	(2.1)	2.1
Net (loss)	$(10.4)	$(7.8)	$(2.6)

For the three months ended March 31, 2018, net sales decreased by $7.3 million, or 2.7%, and operating loss increased by $0.4 million compared to the three months ended March 31, 2017. The decline in net sales and operating income primarily reflected results in our Wood Flooring segment. Higher operating loss was the result of higher input costs and lower sales, partially offset by lower manufacturing and SG&A expense, including $4.3 million of customer reimbursements for prior investments in merchandising.
Segment Results
Three months ended March 31, 2018 compared to March 31, 2017
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended March 31,		Change		Percentage Point Change Due to

(Dollars in millions)	2018	2017	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$163.5	$160.5	3.0	1.9%	(0.4)	(4.5)	5.7	1.1
Wood Flooring	94.4	104.7	(10.3)	(9.8)%	(0.6)	(10.2)	0.7	0.3
Total	$257.9	$265.2	(7.3)	(2.7)%
In our Resilient Flooring segment, net sales for the three months ended March 31, 2018 increased compared to the three months ended March 31, 2017 primarily due to favorable mix, partially offset by lower volume. Double-digit

Management’s Discussion and Analysis of Financial Condition and Results of Operations

sales growth in LVT and a better mix of products in VCT contributed to favorable mix while volume was impacted by vinyl tile, particularly residential products, as well as vinyl sheet and laminate.

In our Wood Flooring segment, net sales for the three months ended March 31, 2018 decreased compared to the three months ended March 31, 2017 primarily due to lower volume. Volume declined within both our solid and engineered product categories, with the most impact in the distribution channel. Volume declines reflected shifting consumer preferences in addition to continued competitive pressures from lower-priced imports.

Operating (Loss)

Operating (loss) by segment is shown in the table below:

	Three Months Ended March 31,
(Dollars in millions)	2018	2017	Change
Resilient Flooring	$(3.8)	$(4.0)	$0.2
Wood Flooring	(5.1)	(4.5)	(0.6)
Total	$(8.9)	$(8.5)	$(0.4)

In our Resilient Flooring segment, operating results for the three months ended March 31, 2018 improved compared to the three months ended March 31, 2017. The improvement reflected the impact of lower SG&A expenses and lower manufacturing costs, partially offset by higher input costs.
In our Wood Flooring segment, operating results for the three months ended March 31, 2018 declined compared to the three months ended March 31, 2017. The decline primarily reflected the impact of lower sales and higher input costs, partially offset by the lower manufacturing costs and lower SG&A expenses.

Other expense, net: Other expense, net of $0.6 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively, primarily reflected costs for defined-benefit pension and postretirement plans.

Income tax expense: We recorded no income tax benefit for the three months ended March 31, 2018 and an income tax benefit of $2.1 million for the three months ended March 31, 2017. The effective tax rate for the first quarter of 2018 of 0.0% was lower as compared to the rate of 21.2% for the same period of 2017 primarily due to AFI being unable to recognize the tax benefit of first quarter 2018 year-to-date losses.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. We purchased $1.0 million of treasury stock in the first three months of 2018.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

associated with certain of AFI’s debt service obligations, industry practice, and other relevant factors as determined by our board of directors.
Cash and cash equivalents totaled $28.9 million as of March 31, 2018 of which $10.3 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Three Months Ended March 31,
	2018	2017
Cash used by operating activities	$(4.4)	$(33.4)
Cash used for investing activities	(10.1)	(12.6)
Cash provided by financing activities	3.7	48.2
Operating activities
Operating activities for the three months ended March 31, 2018 used $4.4 million of cash while operating activities for the same period in 2017 used $33.4 million of cash. For the three months ended March 31, 2018 and 2017, changes in working capital resulted in a net cash outflow, partially offset by a net cash inflow from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, deferred income taxes and U.S. pension expense.
Investing activities
Net cash used for investing activities was $10.1 million and $12.6 million for the three months ended March 31, 2018 and 2017, respectively, primarily reflecting purchases of property, plant and equipment.
Financing activities
Net cash provided by financing activities was $3.7 million and $48.2 million for the three months ended March 31, 2018 and 2017, respectively. Cash provided in the three months ended March 31, 2018 and 2017 primarily reflected proceeds from debt, partially offset by purchases of treasury stock.
Debt
On April 1, 2016, AFI entered into a $225.0 million ABL Facility with a five-year maturity. As of March 31, 2018, the debt outstanding under the ABL Facility was $90.0 million and outstanding letters of credit were $3.0 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and was 1.5% as of March 31, 2018. The total interest rate was 3.15% as of March 31, 2018. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and was 0.25% as of March 31, 2018. Outstanding letters of credit issued under the ABL Facility are subject to fees which are due quarterly in arrears based on an adjusted base rate. The adjusted base rate was 1.625% as of March 31, 2018.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of March 31, 2018, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Off-Balance Sheet Arrangements
No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations
Our long-term debt obligations increased by $5.0 million, from $86.0 million as of December 31, 2017 to $91.0 million as of March 31, 2018, primarily related to additional borrowings under our ABL Facility, which will come due in 2021.

Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2017 Annual Report on Form 10-K.

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

As of March 31, 2018, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

During the first quarter of 2018, Kimberly Z. Boscan resigned from her position as Vice President and Controller, at which time Ronald D. Ford, the Company’s Senior Vice President and CFO (principal financial officer) assumed from Ms. Boscan the role and responsibilities of principal accounting officer of the Company. No other change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 14 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from January 1, 2018 to March 31, 2018:

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[2]	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1 - 31, 2018	634	$17.20	—	$10 million
February 1 - 28, 2018	53,536	$14.32	34,119	$10 million
March 1 - 31, 2018	42,501	$14.16	35,234	$9 million
Total	96,671		69,353	$9 million
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.
2 Shares of common stock reacquired pursuant to our $50 million share repurchase program effective March 6, 2017. See Note 12 to the Condensed Consolidated Financial Statements for further information.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Form of 2018 Long-Term Performance - Based Restricted Stock Grant - CEO - EBITDA.†

10.2	Form of 2018 Long-Term Performance - Based Restricted Stock Grant - CEO - Free Cash Flow.†

10.3	Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA.†

10.4	Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow.†

10.5	Form of 2018 Long-Term Performance - Based Restricted Stock Grant – Tier 2 Executive - EBITDA.†

10.6	Form of 2018 Long-Term Performance - Based Restricted Stock Grant – Tier 2 Executive - Free Cash Flow.†

10.7	Form of 2018 Long-Term Time-Based Restricted Stock Grant - U.S. and Non-U.S.†

10.8	Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash.†

10.9	Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash.†

10.10	Form of 2018 Long-Term Time-Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash.†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	May 8, 2018

By:	/s/Ronald D. Ford

Ronald D. Ford
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial and Accounting Officer)