Form 10-Q
period 2018-06-30
Armstrong Flooring, Inc.
filed 2018-08-07
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

The Registrant had 25,772,230 shares of common stock, $0.0001 par value, outstanding at July 31, 2018.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales	$306.0	$297.3	$563.9	$562.5
Cost of goods sold	243.2	239.4	461.8	456.7
Gross profit	62.8	57.9	102.1	105.8
Selling, general and administrative expenses	48.8	46.7	97.0	103.1
Operating income	14.0	11.2	5.1	2.7
Interest expense	1.0	0.7	1.9	1.2
Other expense, net	0.7	1.5	1.3	2.4
Income (loss) before income taxes	12.3	9.0	1.9	(0.9)
Income tax expense	1.8	3.6	1.8	1.5
Net income (loss)	$10.5	$5.4	$0.1	$(2.4)

Basic earnings (loss) per share of common stock	$0.41	$0.20	$—	$(0.08)

Diluted earnings (loss) per share of common stock	$0.40	$0.20	$—	$(0.08)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)	$10.5	$5.4	$0.1	$(2.4)
Changes in other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(6.2)	1.9	(1.5)	3.4
Derivative gain (loss)	0.9	(0.5)	1.7	(0.9)
Pension and postretirement adjustments	2.5	1.2	4.6	2.4
Total other comprehensive (loss) income	(2.8)	2.6	4.8	4.9
Total comprehensive income	$7.7	$8.0	$4.9	$2.5

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$28.5	$39.0
Accounts and notes receivable, net	98.9	79.7
Inventories, net	246.1	236.0
Income tax receivable	0.6	3.8
Prepaid expenses and other current assets	25.2	31.8
Total current assets	399.3	390.3
Property, plant, and equipment, less accumulated depreciation and amortization of $415.9 and $399.3, respectively	406.3	418.1
Intangible assets, less accumulated amortization of $10.0 and $6.4, respectively	57.2	60.4
Deferred income taxes	3.2	3.4
Other noncurrent assets	7.8	7.3
Total assets	$873.8	$879.5
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.2	$—
Accounts payable and accrued expenses	163.8	150.2
Income tax payable	0.6	0.8
Total current liabilities	164.6	151.0
Long-term debt	69.7	86.0
Postretirement benefit liabilities	70.2	72.7
Pension benefit liabilities	3.5	5.7
Other long-term liabilities	8.7	9.4
Noncurrent income taxes payable	0.3	0.3
Deferred income taxes	5.0	4.4
Total liabilities	322.0	329.5
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,223,605 issued and 25,771,440 outstanding shares as of June 30, 2018 and 28,183,218 issued and 25,734,222 outstanding shares as of December 31, 2017	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 2,452,165 shares as of June 30, 2018 and 2,448,996 shares as of December 31, 2017	(39.7)	(39.9)
Additional paid-in capital	675.0	674.2
Accumulated deficit	(23.2)	(31.8)
Accumulated other comprehensive loss	(60.3)	(52.5)
Total stockholders’ equity	551.8	550.0
Total liabilities and stockholders’ equity	$873.8	$879.5

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit) Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$—	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption of ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	—	(12.6)	12.6	—
Net income	—	—	—	—	—	—	—	0.1	0.1
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	—	(1.0)
Stock-based employee compensation, net	106,571	—	(66,184)	1.2	—	0.8	—	—	2.0
Other comprehensive income	—	—	—	—	—	—	4.8	—	4.8
June 30, 2018	25,771,440	$—	2,452,165	$(39.7)	$—	$675.0	$(60.3)	$(23.2)	$551.8

December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—	—	—	(2.4)	(2.4)
Repurchase of common stock	(783,618)	—	783,618	(14.4)	—	—	—	—	(14.4)
Stock-based employee compensation, net	269,593	—	(6,608)	0.1	—	1.8	—	—	1.9
Net transfers to AWI	—	—	—	—	(1.5)	—	—	—	(1.5)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	1.5	(1.5)	—	—	—
Other comprehensive income	—	—	—	—	—	—	4.9	—	4.9
June 30, 2017	27,381,646	$—	777,010	$(14.3)	$—	$673.6	$(54.9)	$7.6	$612.0

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$0.1	$(2.4)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28.0	24.1
Deferred income taxes	0.3	5.9
Stock-based compensation	2.3	2.3
U.S. pension expense	3.4	4.5
Other non-cash adjustments, net	1.0	(0.5)
Changes in operating assets and liabilities:
Receivables	(24.4)	(17.4)
Inventories	(10.7)	(6.6)
Accounts payable and accrued expenses	18.8	9.2
Income taxes payable	3.1	(2.2)
Other assets and liabilities	2.7	(7.1)
Net cash provided by operating activities	24.6	9.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(17.4)	(22.8)
Cash paid for acquisition	—	(36.1)
Other investing activities	0.1	0.2
Net cash used for investing activities	(17.3)	(58.7)
Cash flows from financing activities:
Proceeds from revolving credit facility	27.0	80.0
Payments on revolving credit facility	(43.0)	(10.0)
Payments on capital lease	(0.1)	(0.1)
Purchases of treasury stock	(1.0)	(14.4)
Proceeds from exercised stock options	0.2	1.3
Value of shares withheld related to employee tax withholding	(0.5)	—
Net cash (used) provided by financing activities	(17.4)	56.8
Effect of exchange rate changes on cash and cash equivalents	(0.4)	0.8
Net (decrease) increase in cash and cash equivalents	(10.5)	8.7
Cash and cash equivalents at beginning of year	39.0	30.6
Cash and cash equivalents at end of period	$28.5	$39.3
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$4.1	$6.2
Interest paid	1.6	1.2
Income taxes (refunded) paid, net	(1.6)	(2.7)

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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and six months ended June 30, 2018 and 2017 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

On January 1, 2018, we adopted Accounting Standards Update ("ASU") 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities." The guidance addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most notably, this new guidance requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. Adoption did not have a material impact on our financial condition, results of operations or statement of cash flows.

On January 1, 2018, we adopted ASU 2016-16, "Intra-Entity Transfers of Assets Other Than Inventory." The guidance requires entities to recognize income tax consequences of many intercompany asset transfers other than inventory at the transaction date. Adoption of this standard did not have a material impact on our financial condition, results of operations, or statement of cash flows.
On January 1, 2018, we adopted ASU 2017-07, “Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” The guidance requires the service cost component of net periodic benefit cost to be presented in the income statement line items with compensation cost and all other components of net periodic benefit cost to be presented outside of operating income. Previously, all components of net periodic benefit cost were recorded within cost of goods sold and selling, general and administrative ("SG&A") expense. We applied this standard retrospectively in the period of adoption. The tables below present the impact of adoption on our results of operations:

	Three Months Ended June 30,
	2017
	As Reported	Impact of Adoption	Upon Adoption
Cost of goods sold	$240.2	$(0.8)	$239.4
Selling, general and administrative expenses	47.2	(0.5)	46.7
Operating income	9.9	1.3	11.2
Other expense, net	0.2	1.3	1.5

	Six Months Ended June 30,
	2017
	As Reported	Impact of Adoption	Upon Adoption
Cost of goods sold	$458.3	$(1.6)	$456.7
Selling, general and administrative expenses	103.9	(0.8)	103.1
Operating income	0.3	2.4	2.7
Other expense, net	—	2.4	2.4

ASU 2017-07 does not impact our financial condition or statement of cash flows.
On January 1, 2018, we early adopted ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The guidance eliminates the requirement to separately measure and report hedge ineffectiveness and it requires the presentation of all items that affect earnings in the same income statement line as the hedged item. This standard did not have a material impact on our financial condition, results of operations or statement of cash flows.
On January 1, 2018, we early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in AOCI as a result of tax reform to retained earnings. We applied this standard in the period of adoption and we reclassified $12.6 million from

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

accumulated other comprehensive (loss) into accumulated deficit. There will be no impact on results of operations or statement of cash flows.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes". This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. This guidance is effective immediately upon issuance. The adoption did not have a material impact on our financial condition, results of operations or statement of cash flows.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, "Leases." The guidance amends accounting for leases, most notably by requiring a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions. This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as right-of-use assets and operating lease liabilities upon our adoption of ASU 2016-02, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption. During the second quarter of 2018, we continued gathering and validating our lease population. Based on our assessment to date, we expect adoption of the standard to result in a material increase in lease-related assets and liabilities on our Consolidated Balance Sheet; however, we have not yet determined the impact on results of operations or statement of cash flows.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables summarize segment performance:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net sales to external customers
Resilient Flooring	$199.9	$187.8	$363.4	$348.3
Wood Flooring	106.1	109.5	200.5	214.2
Total net sales to external customers	$306.0	$297.3	$563.9	$562.5

Operating income
Resilient Flooring	$9.4	$13.5	$5.6	$9.5
Wood Flooring	4.6	(2.3)	(0.5)	(6.8)
Total operating income	$14.0	$11.2	$5.1	$2.7
The following table summarizes segment assets:

	June 30, 2018	December 31, 2017
Assets
Resilient Flooring	$558.7	$547.6
Wood Flooring	283.3	286.3
Unallocated	31.8	45.6
Total assets	$873.8	$879.5
Unallocated assets primarily consist of cash and deferred income taxes.
Segment operating income is the measure of segment profit reviewed by our Chief Executive Officer who is our Chief Operating Decision Maker. The sum of the segments’ operating income equals the total combined operating income as reported on our Consolidated Statements of Operations. The following reconciles our total operating income to income before income taxes, which are only measured and managed on a combined basis:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Operating income	$14.0	$11.2	$5.1	$2.7
Interest expense	1.0	0.7	1.9	1.2
Other expense, net	0.7	1.5	1.3	2.4
Income (loss) before income taxes	$12.3	$9.0	$1.9	$(0.9)
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
We treat shipping and handling that occurs after our customer obtains control of the products as a fulfillment activity and not as a promised service. Shipping and handling costs are reflected as a component of cost of goods sold.
The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net trade sales
United States	$256.4	$475.8
Canada	19.5	35.8
Other	30.1	52.3
Total net trade sales	$306.0	$563.9
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

As part of these activities, we incurred expenses consisting of employee separation and other direct exit costs, accelerated depreciation and other incremental costs. We expect to incur approximately $0.9 million of additional pre-tax cash expenses in the remainder of 2018 related to continued decommissioning costs.

The following table details expenses related to the Wood Plant Closures:

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Cash expenses
Decommissioning costs	$0.2	$1.0
Contract termination costs	0.2	0.5
Total	$0.4	$1.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 5. OTHER SEVERANCE EXPENSE
In the first quarter of 2018, we announced that we are changing our residential go-to-market strategy and empowering our distributors with responsibility for marketing, merchandising and direct sales representation. The new structure was designed to provide enhanced support and responsiveness to retailers. As a result of the reorganization, approximately 70 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $3.1 million primarily in SG&A expenses, of which $1.9 million and $1.2 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

In the first quarter of 2017, we announced the combination of our commercial and residential go-to-market structures and related organization. The new structure was designed to provide enhanced support and responsiveness to retailers and contractors and to foster greater alignment with distributors, which cover both commercial and residential markets. As a result of this reorganization, approximately 40 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $4.6 million in SG&A expenses as a result of this reorganization, of which $2.7 million and $1.9 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

NOTE 6. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$12.3	$9.0	$1.9	$(0.9)
Income tax expense	1.8	3.6	1.8	1.5
Effective tax rate	14.6%	40.0%	94.7%	(166.7)%
The effective tax rate for the second quarter of 2018 was lower versus the comparable 2017 period primarily due to the timing of recognition of the tax benefit associated with the first quarter pretax losses, as well as the reduction in the U.S. federal corporate tax rate, and decreases in unbenefitted foreign losses. The effective tax rate for the first six months of 2018 was higher than the comparable period in 2017 primarily due to higher pretax income. We recorded income tax expense on a pretax loss for the six months ended June 30, 2017 due to unbenefited foreign losses.
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
As of June 30, 2018, we consider foreign unremitted earnings to be permanently reinvested.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"). The Tax Reform Act made broad and complex changes to the U.S. tax code that will affect the Company's fiscal year ending December 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, limiting the carryover of net operating losses to 80% of taxable income, and modifying the deductibility of certain expenses.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The Company recognized the income tax effects of the Tax Reform Act in its 2017 consolidated financial statements in accordance with SAB No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes," in the reporting period in which the Tax Reform Act was signed into law. We continue to analyze the different aspects of the Tax Reform Act which could potentially affect the provisional estimates that were recorded at December 31, 2017. Adjustments may be made as a result of future changes in interpretation, information available, assumptions made by the company, issuance of additional guidance and the completion of our 2017 tax return filings. As of June 30, 2018, we have not changed the provisional estimates recognized in 2017. We currently anticipate finalizing and recording any resulting adjustments by the end of fiscal year 2018.
NOTE 7. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$10.5	$5.4	$0.1	$(2.4)
Denominator
Weighted average number of common shares outstanding	25,759,232	27,638,329	25,748,571	27,779,878
Weighted average number of vested shares not yet issued	180,060	108,368	171,487	101,023
Weighted average number of common shares outstanding - Basic	25,939,292	27,746,697	25,920,058	27,880,901
Dilutive stock-based compensation awards outstanding	55,928	233,641	99,419	—
Weighted average number of common shares outstanding - Diluted	25,995,220	27,980,338	26,019,477	27,880,901

For the three and six months ended June 30, 2018 and the three months ended June 30, 2017, the diluted earnings per share was calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method. For the six months ended June 30, 2017, diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	506,255	530,321	716,587	803,432
Performance awards excluded from diluted computation, as performance conditions not met	1,119,301	874,337	1,031,082	836,655

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	June 30, 2018	December 31, 2017
Customer receivables	$111.6	$90.8
Miscellaneous receivables	5.5	4.0
Less: allowance for product claims, discounts, returns and losses	(18.2)	(15.1)
Total	$98.9	$79.7
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

The following table summarizes the activity for the allowance for product claims:

	Six Months Ended June 30,
	2018	2017
Balance as of January 1,	$(7.7)	$(7.5)
Cumulative effect of adoption of new revenue recognition standard as of January 1	(2.8)	—
Reductions for payments	6.1	5.9
Current year claim accruals	(3.8)	(6.4)
Balance as of June 30,	$(8.2)	$(8.0)
NOTE 9. INVENTORIES
The following table presents details related to our inventories, net:

	June 30, 2018	December 31, 2017
Finished goods	$149.8	$145.3
Goods in process	12.1	14.2
Raw materials and supplies	84.2	76.5
Total	$246.1	$236.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table presents details related to our prepaid expenses and other current assets:

	June 30, 2018	December 31, 2017
Prepaid expenses	$8.2	$15.4
Merchandising materials	13.5	14.4
Other	3.5	2.0
Total	$25.2	$31.8

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	June 30, 2018	December 31, 2017
Payables, trade and other	$127.7	$115.8
Employment costs	20.6	16.5
Other accrued expenses	15.5	17.9
Total	$163.8	$150.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Defined-benefit pension, U.S.
Service cost	$1.0	$1.3	$1.9	$2.7
Interest cost	3.6	3.9	7.3	7.8
Expected return on plan assets	(5.5)	(5.6)	(11.1)	(11.2)
Amortization of prior service cost	—	0.1	—	0.2
Amortization of net actuarial loss	2.7	2.6	5.4	5.1
Total, defined-benefit pension, U.S.	$1.8	$2.3	$3.5	$4.6
Defined-benefit pension, Canada
Interest cost	$0.2	$0.1	$0.3	$0.3
Expected return on plan assets	(0.2)	(0.2)	(0.4)	(0.4)
Amortization of net actuarial loss	—	0.1	0.1	0.1
Total, defined-benefit pension, Canada	$—	$—	$—	$—
Defined-benefit postretirement, U.S.
Service cost	$0.1	$0.1	$0.2	$0.2
Interest cost	0.7	0.9	1.3	1.7
Amortization of net actuarial gains	(0.7)	(0.6)	(1.3)	(1.2)
Total, defined-benefit postretirement, U.S.	$0.1	$0.4	$0.2	$0.7
NOTE 13. COMMON STOCK REPURCHASE PLAN
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock (the “Program”). Repurchases under the Program may be made through open market and block transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. During the six months ended June 30, 2018, we repurchased approximately 69,000 shares under the Program for a total cost of $1.0 million, or an average price of $14.20 per share. From inception of the Program through June 30, 2018, we have repurchased 2.5 million shares under the Program for a total cost of $41.0 million, or an average price of $16.23 per share.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive (loss) income before reclassifications, net of tax impact of $- , ($0.5), ($0.1), and ($0.6)	(1.5)	1.2	—	(0.3)
Amounts reclassified from accumulated other comprehensive income	—	0.5	4.6	5.1
Net current period other comprehensive (loss) income	(1.5)	1.7	4.6	4.8
Balance, June 30, 2018	$6.2	$0.8	$(67.3)	$(60.3)

Balance, December 31, 2016	0.5	0.5	(60.8)	(59.8)
Other comprehensive income (loss) before reclassifications, net of tax impact of $- , $0.6, ($0.2), and $0.4	3.4	(0.9)	(0.3)	2.2
Amounts reclassified from accumulated other comprehensive income	—	—	2.7	2.7
Net current period other comprehensive income (loss)	3.4	(0.9)	2.4	4.9
Balance, June 30, 2017	$3.9	$(0.4)	$(58.4)	$(54.9)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$—	$—	$0.1	$—	Cost of goods sold
Foreign exchange contracts - sales	0.2	(0.1)	0.5	—	Net sales
Total expense (income) before tax	0.2	(0.1)	0.6	—
Tax impact	—	—	(0.1)	—	Income tax expense
Total expense (income) , net of tax	0.2	(0.1)	0.5	—
Pension and postretirement adjustments
Prior service cost amortization	—	0.1	—	0.2	Other expense, net
Amortization of net actuarial loss	2.0	2.1	4.2	4.0	Other expense, net
Total expense before tax	2.0	2.2	4.2	4.2
Tax impact	0.4	(0.8)	0.4	(1.5)	Income tax expense
Total expense, net of tax	2.4	1.4	4.6	2.7
Total reclassifications for the period	$2.6	$1.3	$5.1	$2.7
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
Summary of Financial Position
There were no material liabilities recorded as of June 30, 2018 and December 31, 2017 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

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
Litigation regarding this matter has continued in the U.S. courts. Armstrong Kunshan, as well as other respondents, have appealed DOC’s original decision to apply an AD rate to AWI and its subsidiaries and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit ("CAFC").  The CAFC, on February 15, 2017, found that DOC did not make the requisite factual findings necessary to support its original investigation determination. The CAFC vacated and remanded the Court of International Trade ("CIT") decision for further proceedings. On July 3, 2018, CIT issued a ruling ordering DOC to revoke the AD order with respect to Armstrong Kunshan and two other respondents. We expect that DOC will appeal this decision and seek a stay of the judgment pending appeal; therefore, at this time, it is uncertain whether the revocation will go into immediate effect. We believe success in any further appeals could result in a final revocation of the AD order with respect to us and other separate rate respondents.
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
AWI and Armstrong Kushan were not subject to review during the fourth administrative review period, however, we are liable for other manufacturers' applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period. The fourth administrative review period covered all multilayered wood flooring imports made between December 1, 2014 and November 30, 2015 (AD) and between January 1, 2014 and December 31, 2014 (CVD). On May 15, 2017, DOC published a final “all others” CVD rate of 1.06% and on June 5, 2017, DOC imposed a de minimis “all others” AD rate which will apply to our multilayered wood flooring imports during this period. We have begun receiving refunds for our multilayered wood flooring imports during this time period as our deposit rate exceeded this de minimis rate. The petitioners initially appealed this decision, but withdrew their appeal on October 17, 2017. We will accrue and make cash deposits for duties when we are the importer of record at the rates established by DOC based on the fourth administrative review process. Administrative reviews for the fifth review period (December 1, 2015-November 30, 2016 for AD and January 1, 2015-December 31, 2015 for CVD) have been initiated. We were not subject to review for this period; however, we are liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during this period. On June 14, 2018, DOC published a final "all others" CVD rate of 0.85% and on July 18, 2018, DOC published a final "all others" AD rate of 0.00% for our multilayered wood flooring imports during this time period.

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

Overview

Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products primarily in North America and the Pacific Rim. As of June 30, 2018, we operated 15 manufacturing plants in three countries, including 12 manufacturing plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

Employees

As of June 30, 2018, we had approximately 3,500 full-time and part-time employees worldwide, compared to approximately 3,600 employees as of December 31, 2017. As of August 7, 2018, approximately 170 employees at one of our domestic plants continue to work under an expired collective bargaining agreement and negotiations continue.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We are the largest producer of vinyl composition tile ("VCT"). The market for VCT, which is primarily used in commercial environments, is a mature and well-structured category.

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

Wood Flooring segment — We purchase a significant amount of green lumber as an input into our hardwood flooring products. The market for lumber has historically been volatile. We experienced an increase in lumber costs in 2018 compared to 2017, in part due to a tightening of lumber availability, which could impact our ability to meet customer demand. Due to the required drying time for green lumber within the manufacturing process, there is a lag of 5 to 6 months before such costs are reflected in our results of operations. In response to these increases, we have also implemented price increases, as well as freight and energy surcharges, on our wood products, although the realized price increase may be less than the announced increase because of competitive reactions and changing market conditions.

We expect to achieve reduced manufacturing costs in 2018 compared to 2017 as a result of the closure of our Jackson, Tennessee and Vicksburg, Mississippi wood plants. The closure of both wood plants was completed in the fourth quarter of 2017.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$306.0	$297.3	$8.7	2.9%	$563.9	$562.5	$1.4	0.2%
Cost of goods sold	243.2	239.4	3.8	1.5%	461.8	456.7	5.1	1.1%
Gross profit	62.8	57.9	4.9	8.5%	102.1	105.8	(3.7)	(3.5)%
Selling, general and administrative expenses	48.8	46.7	2.1	4.5%	97.0	103.1	(6.1)	(6.0)%
Operating income	14.0	11.2	2.8	24.8%	5.1	2.7	2.4	89.8%
Interest expense	1.0	0.7	0.3		1.9	1.2	0.7
Other expense, net	0.7	1.5	(0.8)		1.3	2.4	(1.1)
Income (loss) before income taxes	12.3	9.0	3.3		1.9	(0.9)	2.8
Income tax expense	1.8	3.6	(1.8)		1.8	1.5	0.3
Net income (loss)	$10.5	$5.4	$5.1		$0.1	$(2.4)	$2.5

For the three months ended June 30, 2018, net sales increased by $8.7 million, or 2.9%, and operating income increased by $2.8 million compared to the three months ended June 30, 2017. The increase in net sales reflected results in our Resilient Flooring segment primarily due to higher LVT sales. The increase in operating income primarily reflected results in our Wood Flooring segment. Higher operating income was the result of higher sales and lower manufacturing costs partially offset by increases in input costs and selling, general and administrative ("SG&A") expense.

For the six months ended June 30, 2018, net sales increased by $1.4 million, or 0.2%, and operating income increased by $2.4 million compared to the six months ended June 30, 2017. The increase in net sales largely reflected results in our Resilient Flooring segment which was almost offset by lower net sales in our Wood Flooring segment. The increase in operating income largely reflected results in our Wood Flooring segment. The increase in operating income reflected the impact of higher sales and lower SG&A expenses, including $4.3 million of customer reimbursements from prior investments in merchandising. During the second quarter of 2017, we incurred expenses of $1.9 million as a result of a severe weather event at our manufacturing plant in West Plains, Missouri.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Segment Results
Three months ended June 30, 2018 compared to June 30, 2017
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2018	2017	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$199.9	$187.8	$12.1	6.4%	0.7	1.8	2.9	1.0
Wood Flooring	106.1	109.5	(3.4)	(3.1)%	1.6	(7.4)	2.4	0.3
Total	$306.0	$297.3	$8.7	2.9%
In our Resilient Flooring segment, net sales for the three months ended June 30, 2018 increased compared to the three months ended June 30, 2017 primarily due to double-digit volume growth in LVT, along with improved mix across most categories and higher selling prices.

In our Wood Flooring segment, net sales for the three months ended June 30, 2018 decreased compared to the three months ended June 30, 2017 primarily due to lower volume in engineered wood. Higher selling prices in both solid and engineered wood provided a partial offset to lower volumes. Volume declines reflected shifting consumer preferences in addition to continued competitive pressures from lower-priced imports.

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Three Months Ended June 30,
(Dollars in millions)	2018	2017	Change
Resilient Flooring	$9.4	$13.5	$(4.1)
Wood Flooring	4.6	(2.3)	6.9
Total	$14.0	$11.2	$2.8

In our Resilient Flooring segment, operating results for the three months ended June 30, 2018 declined compared to the three months ended June 30, 2017. The results primarily reflected the impact of higher input costs and higher SG&A expenses, which more than offset the benefit of higher net sales and improved productivity.
In our Wood Flooring segment, operating results for the three months ended June 30, 2018 improved compared to the three months ended June 30, 2017. The results primarily reflected the impact of higher input costs, which were more than offset by the benefit of lower manufacturing costs including recent plant closures, improved productivity and lower SG&A expenses.

Other expense, net: Other expense, net of $0.7 million and $1.5 million for the three months ended June 30, 2018 and 2017, respectively, primarily reflected costs for defined-benefit pension and postretirement plans.

Income tax expense: Income tax expense was $1.8 million for the three months ended June 30, 2018 compared to $3.6 million for the three months ended June 30, 2017. The effective tax rate for the second quarter of 2018 of 14.6% was lower as compared to the rate of 40.0% for the same period of 2017 primarily due to the timing of the recognition

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of the tax benefit associated with first quarter pretax losses, as well as the reduction in the U.S. federal corporate tax rate and decreases in unbenefitted foreign losses.

Six months ended June 30, 2018 compared to June 30, 2017
Net Sales
Net sales by segment are shown in the table below:

	Six Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2018	2017	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$363.4	$348.3	$15.1	4.3%	0.3	(1.0)	4.0	1.0
Wood Flooring	200.5	214.2	(13.7)	(6.4)%	0.6	(8.8)	1.5	0.3
Total	$563.9	$562.5	$1.4	0.2%
In our Resilient Flooring segment, net sales for the six months ended June 30, 2018 increased compared to the six months ended June 30, 2017 primarily due to favorable mix, partially offset by lower volume. Double-digit sales growth in LVT and an improved mix in most categories contributed to favorable mix while volume was impacted by vinyl tile, as well as laminate and vinyl sheet.

In our Wood Flooring segment, net sales for the six months ended June 30, 2018 declined compared to the six months ended June 30, 2017 primarily due to lower volume. Volume declined within both our engineered and solid product categories. Volume declines reflected shifting consumer preferences in addition to continued competitive pressures from lower-priced imports.
Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Six Months Ended June 30,
(Dollars in millions)	2018	2017	Change
Resilient Flooring	$5.6	$9.5	$(3.9)
Wood Flooring	(0.5)	(6.8)	6.3
Total	$5.1	$2.7	$2.4

In our Resilient Flooring segment, operating results for the six months ended June 30, 2018 declined compared to the six months ended June 30, 2017. The results primarily reflected the impact of higher input costs which more than offset the benefit of higher net sales, lower manufacturing costs and lower SG&A expenses.
In our Wood Flooring segment, operating results for the six months ended June 30, 2018 improved compared to the six months ended June 30, 2017. The results primarily reflected the impact of lower manufacturing costs and lower SG&A expenses which was partially offset by lower net sales and higher input costs.
Other expense, net: Other expense, net of $1.3 million and $2.4 million for the six months ended June 30, 2018 and 2017, respectively, primarily reflected costs for defined-benefit pension and postretirement plans.

Income tax expense: Income tax expenses was $1.8 million for the six months ended June 30, 2018 compared to $1.5 million for the six months ended June 30, 2017. The effective tax rate was 94.7% and (166.7)% for the six months ended June 30, 2018 and 2017, respectively. The effective tax rate for the first six months of 2018 was higher than the

Management’s Discussion and Analysis of Financial Condition and Results of Operations

comparable period in 2017 primarily due to higher pretax income. We recorded income tax expense on a pretax loss for the six months ended June 30, 2017 due to unbenefited foreign losses.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. We purchased $1.0 million of treasury stock in the first six months of 2018.
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
Cash and cash equivalents totaled $28.5 million as of June 30, 2018 of which $3.4 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Six Months Ended June 30,
	2018	2017
Cash provided by operating activities	$24.6	$9.8
Cash used for investing activities	(17.3)	(58.7)
Cash (used) provided by financing activities	(17.4)	56.8
Operating activities
Operating activities for the six months ended June 30, 2018 and 2017 provided $24.6 million and $9.8 million of cash, respectively. For the six months ended June 30, 2018, cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, pension and stock-based compensation, partially offset by changes in working capital. For the six months ended June 30, 2017, cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization and deferred income taxes, partially offset by changes in working capital.
Investing activities
Net cash used for investing activities was $17.3 million and $58.7 million for the six months ended June 30, 2018 and 2017, respectively. Cash used in the six months ending June 30, 2018, primarily reflected purchases of property, plant and equipment. Cash used in the six months ending June 30, 2017, primarily reflected the purchase of the VCT assets of Mannington Mills for $36.1 million and purchases of property, plant and equipment for $18.0 million.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financing activities
Net cash used by financing activities was $17.4 million for the six months ending June 30, 2018. Net cash provided by financing activities was $56.8 million for the six months ended June 30, 2017. Cash used in the six months ended June 30, 2018 was primarily due to the net repayment of debt and purchase of treasury stock. Cash provided in the six months ended June 30, 2017 primarily reflected net proceeds from debt, partially offset by purchases of treasury stock.
Debt
On April 1, 2016, AFI entered into a $225.0 million ABL Facility with a five-year maturity. As of June 30, 2018, the debt outstanding under the ABL Facility was $69.0 million and outstanding letters of credit were $4.2 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and is currently 1.5% as of June 30, 2018. The total interest rate was 3.48% as of June 30, 2018. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.25% as of June 30, 2018. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate. The adjusted base rate was 1.625% as of June 30, 2018.

Our foreign subsidiaries had available lines of credit totaling $9.1 million; there were no borrowings under these lines of credit as of June 30, 2018.
Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of June 30, 2018, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
Our long-term debt obligations decreased by $16.3 million, from $86.0 million as of December 31, 2017 to $69.7 million as of June 30, 2018, primarily related to net payments on our ABL Facility, which will come due in 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of June 30, 2018, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from April 1, 2018 to June 30, 2018:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1 - 30, 2018	7,191	$13.54	—	$9 million
May 1 - 31, 2018	361	$12.29	—	$9 million
June 1 - 30, 2018	—	$0.00	—	$9 million
Total	7,552		—	$9 million
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

Armstrong Flooring, Inc.
(Registrant)

Date:	August 7, 2018

By:	/s/Ronald D. Ford

Ronald D. Ford
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial and Accounting Officer)