Form 10-Q
period 2018-09-30
Armstrong Flooring, Inc.
filed 2018-11-06
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☑ No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)  Yes   ☑ No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The Registrant had 25,827,609 shares of common stock, $0.0001 par value, outstanding at October 31, 2018.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales	$309.7	$308.5	$873.6	$871.0
Cost of goods sold	249.1	276.2	710.9	732.9
Gross profit	60.6	32.3	162.7	138.1
Selling, general and administrative expenses	49.5	49.0	146.5	152.1
Intangible asset impairment	—	12.5	—	12.5
Operating income (loss)	11.1	(29.2)	16.2	(26.5)
Interest expense	0.9	0.8	2.8	2.0
Other expense, net	0.9	1.0	2.2	3.4
Income (loss) before income taxes	9.3	(31.0)	11.2	(31.9)
Income tax expense (benefit)	1.4	(12.3)	3.2	(10.8)
Net income (loss)	$7.9	$(18.7)	$8.0	$(21.1)

Basic earnings (loss) per share of common stock	$0.31	$(0.70)	$0.31	$(0.76)

Diluted earnings (loss) per share of common stock	$0.30	$(0.70)	$0.31	$(0.76)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss)	$7.9	$(18.7)	$8.0	$(21.1)
Changes in other comprehensive (loss) income, net of tax:
Foreign currency translation adjustments	(4.7)	2.3	(6.2)	5.7
Derivative (loss) gain	(0.6)	(0.6)	1.1	(1.5)
Pension and postretirement adjustments	0.7	(2.6)	5.3	(0.2)
Total other comprehensive (loss) income	(4.6)	(0.9)	0.2	4.0
Total comprehensive income (loss)	$3.3	$(19.6)	$8.2	$(17.1)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash	$39.4	$39.0
Accounts and notes receivable, net	115.9	79.7
Inventories, net	266.6	236.0
Income tax receivable	0.9	3.8
Prepaid expenses and other current assets	22.5	31.8
Total current assets	445.3	390.3
Property, plant, and equipment, less accumulated depreciation and amortization of $425.4 and $399.3, respectively	398.9	418.1
Intangible assets, less accumulated amortization of $11.8 and $6.4, respectively	55.4	60.4
Deferred income taxes	3.3	3.4
Other noncurrent assets	7.8	7.3
Total assets	$910.7	$879.5
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.2	$—
Accounts payable and accrued expenses	169.8	150.2
Income tax payable	1.0	0.8
Total current liabilities	171.0	151.0
Long-term debt	94.6	86.0
Postretirement benefit liabilities	68.7	72.7
Pension benefit liabilities	2.6	5.7
Noncurrent income taxes payable	0.3	0.3
Deferred income taxes	7.2	4.4
Other long-term liabilities	9.5	9.4
Total liabilities	353.9	329.5
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,279,187 issued and 25,827,022 outstanding shares as of September 30, 2018 and 28,183,218 issued and 25,734,222 outstanding shares as of December 31, 2017	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 2,452,165 shares as of September 30, 2018 and 2,448,996 shares as of December 31, 2017	(39.7)	(39.9)
Additional paid-in capital	676.7	674.2
Accumulated deficit	(15.3)	(31.8)
Accumulated other comprehensive loss	(64.9)	(52.5)
Total stockholders’ equity	556.8	550.0
Total liabilities and stockholders’ equity	$910.7	$879.5

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption of ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	(12.6)	12.6	—
Net loss	—	—	—	—	—	—	(10.4)	(10.4)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	(1.0)
Stock-based employee compensation, net	77,258	—	(52,486)	1.0	(0.1)	—	—	0.9
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
March 31, 2018	25,742,127	$—	2,465,863	$(39.9)	$674.1	$(57.5)	$(33.7)	$543.0
Net income	—	—	—	—	—	—	10.5	10.5
Stock-based employee compensation, net	29,313	—	(13,698)	0.2	0.9	—	—	1.1
Other comprehensive (loss)	—	—	—	—	—	(2.8)	—	(2.8)
June 30, 2018	25,771,440	$—	2,452,165	$(39.7)	$675.0	$(60.3)	$(23.2)	$551.8
Net income	—	—	—	—	—	—	7.9	7.9
Stock-based employee compensation, net	55,582	—	—	—	1.7	—	—	1.7
Other comprehensive (loss)	—	—	—	—	—	(4.6)	—	(4.6)
September 30, 2018	25,827,022	$—	2,452,165	$(39.7)	$676.7	$(64.9)	$(15.3)	$556.8
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit) Retained Earnings	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—	—	—	(7.8)	(7.8)
Repurchase of common stock	(267,212)	—	267,212	(4.9)	—	—	—	—	(4.9)
Stock-based employee compensation, net	201,750	—	—	—	—	1.1	—	—	1.1
Net transfers to AWI	—	—	—	—	(1.3)	—	—	—	(1.3)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	1.3	(1.3)	—	—	—
Other comprehensive income	—	—	—	—	—	—	2.3	—	2.3
March 31, 2017	27,830,209	$—	267,212	$(4.9)	$—	$673.1	$(57.5)	$2.2	$612.9
Net income	—	—	—	—	—	—	—	5.4	5.4
Repurchase of common stock	(516,406)	—	516,406	(9.5)	—	—	—	—	(9.5)
Stock-based employee compensation, net	67,843	—	(6,608)	0.1	—	0.7	—	—	0.8
Net transfers to AWI	—	—	—	—	(0.2)	—	—	—	(0.2)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	0.2	(0.2)	—	—	—
Other comprehensive income	—	—	—	—	—	—	2.6	—	2.6
June 30, 2017	27,381,646	$—	777,010	$(14.3)	$—	$673.6	$(54.9)	$7.6	$612.0
Net (loss)	—	—	—	—	—	—	—	(18.7)	(18.7)
Repurchase of common stock	(1,671,986)	—	1,671,986	(25.6)	—	—	—	—	(25.6)
Stock-based employee compensation, net	15,025	—	—	—	—	1.5	—	—	1.5
Net transfers to AWI	—	—	—	—	0.7	—	—	—	0.7
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	(0.7)	0.7	—	—	—
Other comprehensive (loss)	—	—	—	—	—	—	(0.9)	—	(0.9)
September 30, 2017	25,724,685	$—	2,448,996	$(39.9)	$—	$675.8	$(55.8)	$(11.1)	$569.0
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$8.0	$(21.1)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	42.3	59.9
Intangible asset impairment	—	12.5
Deferred income taxes	1.5	(5.2)
Stock-based compensation	3.6	3.8
U.S. pension expense	5.1	6.7
Other non-cash adjustments, net	0.6	(1.0)
Changes in operating assets and liabilities:
Receivables	(41.3)	(7.8)
Inventories	(31.7)	9.9
Accounts payable and accrued expenses	24.5	(2.8)
Income taxes payable	3.4	(3.1)
Other assets and liabilities	1.8	(5.6)
Net cash provided by operating activities	17.8	46.2
Cash flows from investing activities:
Purchases of property, plant and equipment	(24.3)	(33.5)
Cash paid for acquisition	—	(36.1)
Other investing activities	0.1	0.3
Net cash used for investing activities	(24.2)	(69.3)
Cash flows from financing activities:
Proceeds from revolving credit facility	57.0	90.0
Payments on revolving credit facility	(48.0)	(15.0)
Payments on capital lease	(0.2)	(0.1)
Purchases of treasury stock	(1.0)	(40.0)
Proceeds from exercised stock options	0.7	1.4
Value of shares withheld related to employee tax withholding	(0.6)	(1.8)
Net cash provided by financing activities	7.9	34.5
Effect of exchange rate changes on cash and cash equivalents	(1.1)	1.6
Net increase in cash and cash equivalents	0.4	13.0
Cash and cash equivalents at beginning of year	39.0	30.6
Cash and cash equivalents at end of period	$39.4	$43.6
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$5.2	$6.2
Interest paid	2.3	1.9
Income taxes (refunded) paid, net	(1.6)	(3.1)

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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and nine months ended September 30, 2018 and 2017 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2018 presentation. Otherwise, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2017. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2017.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Standards
On January 1, 2018, we adopted Accounting Standards Codification ("ASC") 606, "Revenue from Contracts with Customers," and all the related amendments. The impact of the standard is limited to our accounting for warranties and returns. We adopted the standard using the modified retrospective transition method and we recorded a cumulative catch up adjustment to increase accumulated deficit in the amount of $4.1 million, increased prepaid expenses and other current assets by $0.4 million and decreased accounts receivable, net by $4.5 million. The adoption of the standard did not have a material impact on our results of operations or cash flows, but did result in new disclosures.

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

	Three Months Ended September 30,
	2017
	As Reported	Impact of Adoption	Upon Adoption
Cost of goods sold	$276.8	$(0.6)	$276.2
Selling, general and administrative expenses	49.3	(0.3)	49.0
Operating (loss)	(30.1)	0.9	(29.2)
Other expense, net	0.1	0.9	1.0

	Nine Months Ended September 30,
	2017
	As Reported	Impact of Adoption	Upon Adoption
Cost of goods sold	$735.1	$(2.2)	$732.9
Selling, general and administrative expenses	153.2	(1.1)	152.1
Operating (loss)	(29.8)	3.3	(26.5)
Other expense, net	0.1	3.3	3.4

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
On January 1, 2018, we early adopted ASU 2018-02, “Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The guidance permits entities to reclassify tax effects stranded in accumulated other comprehensive income (loss) as a result of tax reform to retained earnings. We applied this standard in the period of

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

adoption and we reclassified $12.6 million from accumulated other comprehensive (loss) into accumulated deficit. There will be no impact on results of operations or statement of cash flows.

In March 2018, the FASB issued ASU 2018-05, "Income Taxes." This guidance addresses the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in an entity's financial statements or tax returns. This guidance was effective immediately upon issuance. The adoption did not have a material impact on our financial condition, results of operations or statement of cash flows.
Recently Issued Accounting Standards
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-02, "Leases." The guidance, and subsequent amendments issued, requires a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance will require lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions. This new guidance is effective for annual reporting periods beginning after December 15, 2018 and must be adopted under a modified retrospective basis. The FASB allows companies transition and practical expedient elections to simplify the transition of the new standard. We have elected the following:

•	We have elected to not restate comparative prior periods but instead recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption.

•
We have elected to use the hindsight practical expedient with respect to determining the lease term allowing us to consider the actual outcome of lease renewals, termination options, and purchase options and in assessing impairment of right-of-use assets for existing leases.

•	We have elected to combine lease and non-lease components as a single component and account for it as a lease for all asset classes excluding real estate.

•	We have elected to use a portfolio approach to determine the discount rate.

Upon adoption, we will record the right-of-use assets and the lease liabilities related to our operating leases with a lease term in excess of one year. Based on our assessment to date, we expect adoption of the standard will have a material increase in our lease related assets and liabilities on our Consolidated Balance Sheet. We do not believe there will be a material impact on results of operations or statement of cash flows.

In August 2018, the FASB issued ASU 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The guidance eliminates, adds and modifies certain disclosure requirements. This new guidance is effective for fiscal year beginning after December 15, 2019 for public companies. Early adoption is permitted for either the entire standard or provisions that eliminate or modify requirements. Adoption of the standard will not impact our financial condition, results of operations or statement of cash flows.

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance changes the disclosure requirements by eliminating certain disclosures that are no longer considered cost beneficial and added new ones that are considered pertinent. The guidance is effective for fiscal years ending December 15, 2020 for public companies. Early adoption is permitted. Adoption of the standard will not impact our financial condition, results of operations or statement of cash flows.

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal use software license. Capitalized implementation costs should be amortized over the term of the service agreement on a straight line basis and should be assessed for impairment in a manner similar to long-lived assets. This new guidance is effective for fiscal years beginning after December 15, 2019 for public

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

companies. Early adoption is permitted. We are continuing to evaluate the impact the adoption of this standard will have on our financial condition, results of operations and statement of cash flows.
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
The following tables summarize segment performance:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net sales to external customers
Resilient Flooring	$208.1	$194.4	$571.5	$542.7
Wood Flooring	101.6	114.1	302.1	328.3
Total net sales to external customers	$309.7	$308.5	$873.6	$871.0

Operating income (loss)
Resilient Flooring	$10.7	$9.3	$16.3	$18.8
Wood Flooring	0.4	(38.5)	(0.1)	(45.3)
Total operating income (loss)	$11.1	$(29.2)	$16.2	$(26.5)
The following table summarizes segment assets:

	September 30, 2018	December 31, 2017
Assets
Resilient Flooring	$577.9	$547.6
Wood Flooring	289.8	286.3
Unallocated	43.0	45.6
Total assets	$910.7	$879.5
Unallocated assets primarily consist of cash and deferred income taxes.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Segment operating income is the measure of segment profit reviewed by our Chief Executive Officer who is our Chief Operating Decision Maker. The sum of the segments’ operating income (loss) equals the total combined operating income (loss) as reported on our Condensed Consolidated Statements of Operations. The following reconciles our total operating income (loss) to income before income taxes, which are only measured and managed on a combined basis:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Operating income (loss)	$11.1	$(29.2)	$16.2	$(26.5)
Interest expense	0.9	0.8	2.8	2.0
Other expense, net	0.9	1.0	2.2	3.4
Income (loss) before income taxes	$9.3	$(31.0)	$11.2	$(31.9)
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
Our primary performance obligation to our customers is the delivery of flooring products pursuant to purchase orders. Control of the products we sell transfers to our customers at the point in time when the goods are shipped. Our standard sales terms are primarily Free On Board (“FOB”) shipping point. Our typical payment terms are 30 days and our sales arrangements do not contain any significant financing component for our customers. Our customer arrangements do not generate contract assets or liabilities that are material to the condensed consolidated financial statements.
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
We disaggregate revenue based on customer geography and segment as these categories represent the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors. See Note 2 to the Condensed Consolidated Financial Statements for our revenues disaggregated by operating segment.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net sales
United States	$261.2	$737.0
Canada	15.9	51.7
China	21.5	49.9
Other	11.1	35.0
Total net sales	$309.7	$873.6
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

As part of these activities, we incurred expenses consisting of employee separation and other direct exit costs, accelerated depreciation and other incremental costs. We expect to incur approximately $0.4 million of additional pre-tax cash expenses in the remainder of 2018.

The following table details expenses related to the Wood Plant Closures:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash expenses
Severance and employee benefit costs	$—	$1.1	$—	$1.1
Decommissioning costs	0.2	1.0	1.2	1.0
Contract termination costs	0.2	0.6	0.7	0.6
Total cash expenses	0.4	2.7	1.9	2.7
Non-cash expenses
Accelerated depreciation	—	18.7	—	18.7
Asset write-downs & other non-cash exit costs	—	2.3	—	2.3
Total non-cash expenses	—	21.0	—	21.0
Total	$0.4	$23.7	$1.9	$23.7
NOTE 5. OTHER SEVERANCE EXPENSE
In the first quarter of 2018, we announced that we were changing our residential go-to-market strategy and empowering our distributors with the responsibilities of marketing, merchandising and direct sales representation. The new structure was designed to provide enhanced support and responsiveness to retailers. As a result of the reorganization, approximately 70 positions were eliminated, and the impacted employees received severance benefits. We recognized charges of $3.1 million primarily in SG&A expenses, of which $1.9 million and $1.2 million was recognized in the Resilient Flooring segment and Wood Flooring segment, respectively.

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
NOTE 6. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (loss) before income taxes	$9.3	$(31.0)	$11.2	$(31.9)
Income tax expense (benefit)	1.4	(12.3)	3.2	(10.8)
Effective tax rate	15.1%	39.7%	28.6%	33.9%
The effective tax rate for the third quarter of 2018 was lower versus the comparable 2017 period primarily due to geographic distribution of earnings as well as the reduction in the U.S. federal corporate tax rate. The effective tax rate for the first nine months of 2018 was lower than the comparable period in 2017 primarily due to geographic distribution of earnings as well as the reduction in the U.S. federal corporate tax rate.
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
As of September 30, 2018, we consider foreign unremitted earnings to be permanently reinvested.
U.S. Tax Reform
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Tax Reform Act"). The Tax Reform Act made broad and complex changes to the U.S. tax code that will affect our fiscal year ending December 31, 2018, including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, limiting the carryover of net operating losses to 80% of taxable income, and modifying the deductibility of certain expenses.
We recognized the income tax effects of the Tax Reform Act in our 2017 consolidated financial statements in accordance with SAB No. 118, which provides SEC staff guidance for the application of ASC Topic 740, "Income Taxes," in the reporting period in which the Tax Reform Act was signed into law. We continue to analyze the different aspects of the Tax Reform Act which could potentially affect the provisional estimates that were recorded at December 31, 2017. Adjustments may be made as a result of future changes in interpretation, information available, assumptions made by us, issuance of additional guidance and the completion of our 2017 tax return filings. As of September 30, 2018, we have booked an additional $0.1 million of tax expense due to the impact of filing our 2017 U.S. Federal Tax Return. We currently anticipate finalizing and recording any additional resulting adjustments by the end of fiscal year 2018.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 7. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator
Net income (loss)	$7.9	$(18.7)	$8.0	$(21.1)
Denominator
Weighted average number of common shares outstanding	25,793,019	26,648,693	25,763,550	27,398,673
Weighted average number of vested shares not yet issued	202,761	162,153	182,091	128,778
Weighted average number of common shares outstanding - Basic	25,995,780	26,810,846	25,945,641	27,527,451
Dilutive stock-based compensation awards outstanding	187,067	—	128,635	—
Weighted average number of common shares outstanding - Diluted	26,182,847	26,810,846	26,074,276	27,527,451

For the three and nine months ended September 30, 2018, the diluted earnings per share was calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method. For the three and nine months ended September 30, 2017, diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	111,556	624,305	514,910	665,842
Performance awards excluded from diluted computation, as performance conditions not met	1,003,486	853,974	1,021,883	842,428

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 8. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	September 30, 2018	December 31, 2017
Customer receivables	$130.2	$90.8
Miscellaneous receivables	4.7	4.0
Less: allowance for product claims, discounts, returns and losses	(19.0)	(15.1)
Total	$115.9	$79.7
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

The following table summarizes the activity for the allowance for product claims:

	Nine Months Ended September 30,
	2018	2017
Balance as of January 1,	$(7.7)	$(7.5)
Cumulative effect of adoption of new revenue recognition standard as of January 1	(2.8)	—
Reductions for payments	8.7	9.2
Current year claim accruals	(6.4)	(9.9)
Balance as of September 30,	$(8.2)	$(8.2)
NOTE 9. INVENTORIES
The following table presents details related to our inventories, net:

	September 30, 2018	December 31, 2017
Finished goods	$161.6	$145.3
Goods in process	11.9	14.2
Raw materials and supplies	93.1	76.5
Total	$266.6	$236.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table presents details related to our prepaid expenses and other current assets:

	September 30, 2018	December 31, 2017
Prepaid expenses	$6.5	$15.4
Merchandising materials	13.0	14.4
Other	3.0	2.0
Total	$22.5	$31.8
NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	September 30, 2018	December 31, 2017
Payables, trade and other	$127.8	$115.8
Employment costs	23.3	16.5
Other accrued expenses	18.7	17.9
Total	$169.8	$150.2
NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Defined-benefit pension, U.S.
Service cost	$1.0	$1.4	$2.9	$4.1
Interest cost	3.7	3.8	11.0	11.6
Expected return on plan assets	(5.6)	(5.7)	(16.7)	(16.9)
Amortization of prior service cost	—	0.1	—	0.3
Amortization of net actuarial loss	2.6	2.6	8.0	7.7
Total, defined-benefit pension, U.S.	$1.7	$2.2	$5.2	$6.8
Defined-benefit pension, Canada
Interest cost	$0.1	$0.2	$0.4	$0.5
Expected return on plan assets	(0.2)	(0.3)	(0.6)	(0.7)
Amortization of net actuarial loss	0.1	—	0.2	0.1
Total, defined-benefit pension, Canada	$—	$(0.1)	$—	$(0.1)
Defined-benefit postretirement, U.S.
Service cost	$0.1	$0.1	$0.3	$0.3
Interest cost	0.7	0.8	2.0	2.5
Amortization of net actuarial gains	(0.6)	(0.6)	(1.9)	(1.8)
Total, defined-benefit postretirement, U.S.	$0.2	$0.3	$0.4	$1.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 13. COMMON STOCK REPURCHASE PLAN
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we are authorized to repurchase up to $50.0 million of our outstanding shares of common stock (the “Program”). Repurchases under the Program may be made through open market and block transactions, including Rule 10b5-1 plans, at such times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The Program does not obligate us to repurchase any particular amount of common stock and may be suspended or discontinued at any time without notice. During the nine months ended September 30, 2018, we repurchased approximately 69,000 shares under the Program for a total cost of $1.0 million, or an average price of $14.20 per share. From inception of the Program through September 30, 2018, we have repurchased 2.5 million shares under the Program for a total cost of $41.0 million, or an average price of $16.23 per share.
NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive (loss) income before reclassifications, net of tax impact of $- , ($0.3), $0.3, and $-	(6.2)	0.7	0.3	(5.2)
Amounts reclassified from accumulated other comprehensive income	—	0.4	5.0	5.4
Net current period other comprehensive (loss) income	(6.2)	1.1	5.3	0.2
Balance, September 30, 2018	$1.5	$0.2	$(66.6)	$(64.9)

Balance, December 31, 2016	$0.5	$0.5	$(60.8)	$(59.8)
Other comprehensive income (loss) before reclassifications, net of tax impact of $- , $1.1, ($0.4), and $0.7	5.7	(1.7)	(4.3)	(0.3)
Amounts reclassified from accumulated other comprehensive income	—	0.2	4.1	4.3
Net current period other comprehensive income (loss)	5.7	(1.5)	(0.2)	4.0
Balance, September 30, 2017	$6.2	$(1.0)	$(61.0)	$(55.8)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$—	$—	$—	Cost of goods sold
Foreign exchange contracts - sales	—	0.3	0.5	0.3	Net sales
Total (income) expense before tax	(0.1)	0.3	0.5	0.3
Tax impact	—	(0.1)	(0.1)	(0.1)	Income tax expense (benefit)
Total (income) expense, net of tax	(0.1)	0.2	0.4	0.2
Pension and postretirement adjustments
Prior service cost amortization	—	0.1	—	0.3	Other expense, net
Amortization of net actuarial loss	2.1	2.0	6.3	6.0	Other expense, net
Total expense before tax	2.1	2.1	6.3	6.3
Tax impact	(1.7)	(0.7)	(1.3)	(2.2)	Income tax expense (benefit)
Total expense, net of tax	0.4	1.4	5.0	4.1
Total reclassifications for the period	$0.3	$1.6	$5.4	$4.3
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded as of September 30, 2018 and December 31, 2017 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
Litigation regarding this matter has continued in the U.S. courts. Armstrong Kunshan, as well as other respondents, have appealed DOC’s original decision to apply an AD rate to AWI and its subsidiaries and other “separate rate” respondents in the original investigation (for which we received a final initial AD rate of 3.31%) to the Court of Appeals for the Federal Circuit ("CAFC").  The CAFC, on February 15, 2017, found that DOC did not make the requisite factual findings necessary to support its original investigation determination. The CAFC vacated and remanded the Court of International Trade ("CIT") decision for further proceedings. On July 3, 2018, CIT issued a ruling ordering DOC to revoke the AD order with respect to Armstrong Kunshan and two other respondents. Petitioners have filed notice of appeal. At this time, therefore, the ultimate outcome of the litigation is uncertain, as well as the status of the revocation of the AD order with respect to Armstrong Kunshan. We will continue to pursue the case. We believe success on appeal could result in a final revocation of the AD order with respect to Armstrong Kunshan and its prior entries under the order.
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

Overview

Armstrong Flooring, Inc. ("AFI") is a leading global producer of flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell resilient and wood flooring products primarily in North America and the Pacific Rim. As of September 30, 2018, we operated 15 manufacturing plants in three countries, including 12 manufacturing plants located throughout the U.S. We operate through two segments: Resilient Flooring and Wood Flooring.

Employees

As of September 30, 2018, we had approximately 3,500 full-time and part-time employees worldwide, compared to approximately 3,600 employees as of December 31, 2017. As of November 6, 2018, approximately 170 employees at one of our domestic plants continue to work under an expired collective bargaining agreement and negotiations continue.

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

Demand for our products is also influenced by consumer preferences. We continue to experience growth in the demand for luxury vinyl tile ("LVT") in conjunction with a decline in our legacy resilient products, particularly vinyl sheet, and our wood products. In addition, our channel partners raise or lower their inventory levels according to their expectations of market demand and consumer preferences, which directly affects our sales. Higher than normal inventory levels at distributors could impact sales in the fourth quarter, as could continued uncertainty around tariffs from products imported from China.

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

Our assets contain both indefinite-lived intangible assets, which are tested at least annually for impairment, and long-lived intangible and tangible assets, which are tested for impairment when indicators of impairment exist. We cannot predict the occurrence of certain events that might lead to material impairment charges in the future. Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial and residential construction industries, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions.

Operating Expenses

Resilient Flooring segment — We have experienced increased raw material prices and basic energy costs impacting both our manufacturing and sourced finished product costs. Additionally, we have experienced increases in transportation costs. In response to these increases, we implemented a price increase, primarily for our legacy commercial products, in the second quarter of 2018. In addition, we have implemented freight and energy surcharges on all of our products effective in the second quarter of 2018. In certain cases, realized price increases are less than the announced increases due to competitive reactions and changing market conditions.

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

Tariff

The U.S. government has announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018, with an increase to 25% effective January 1, 2019. This tariff will impact products we source from China. In order to partially offset the impact, we have implemented price increases that went into effect in the fourth quarter of 2018 and expect to implement additional price increases in the first quarter of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(Dollars in millions)	2018	2017	$	%	2018	2017	$	%
Net sales	$309.7	$308.5	$1.2	0.4%	$873.6	$871.0	$2.6	0.3%
Cost of goods sold	249.1	276.2	(27.1)	(9.8)%	710.9	732.9	(22.0)	(3.0)%
Gross profit	60.6	32.3	28.3	87.6%	162.7	138.1	24.6	17.8%
Selling, general and administrative expenses	49.5	49.0	0.5	1.1%	146.5	152.1	(5.6)	(3.7)%
Intangible asset impairment	—	12.5	(12.5)	NM*	—	12.5	(12.5)	NM*
Operating income (loss)	11.1	(29.2)	40.3	NM*	16.2	(26.5)	42.7	NM*
Interest expense	0.9	0.8	0.1		2.8	2.0	0.8
Other expense, net	0.9	1.0	(0.1)		2.2	3.4	(1.2)
Income (loss) before income taxes	9.3	(31.0)	40.3		11.2	(31.9)	43.1
Income tax expense (benefit)	1.4	(12.3)	13.7		3.2	(10.8)	14.0
Net income (loss)	$7.9	$(18.7)	$26.6		$8.0	$(21.1)	$29.1

NM*: not meaningful

For the three months ended September 30, 2018, net sales increased by $1.2 million, or 0.4%, and operating income increased by $40.3 million compared to the three months ended September 30, 2017. The increase in net sales in our Resilient Flooring segment was primarily due to higher LVT sales and increases in inventory at distributors which were partially offset by a decline in sales in our Wood Flooring segment. The increase in operating income primarily reflected improved results in our Wood Flooring segment. Higher operating income was the result of benefit from recent plant closures and absence of intangible asset impairment charges recognized in the same period of last year, the impact of lower plant closure costs, lower manufacturing costs and improved productivity, and higher sales, which were partially offset by increases in input costs and selling, general and administrative ("SG&A") expense.

For the nine months ended September 30, 2018, net sales increased by $2.6 million, or 0.3%, and operating income increased by $42.7 million compared to the nine months ended September 30, 2017. The increase in net sales reflected improved results in our Resilient Flooring segment which was partially offset by lower net sales in our Wood Flooring segment. The increase in operating income primarily reflected results in our Wood Flooring segment. Higher operating

Management’s Discussion and Analysis of Financial Condition and Results of Operations

income was the result of lower plant closure costs and the absence of intangible asset impairment charges recognized in the same period of last year, the impact of lower manufacturing costs and improved productivity, and lower SG&A expenses, which were partially offset by higher input costs.
Segment Results
Three months ended September 30, 2018 compared to September 30, 2017
Net Sales
Net sales by segment are shown in the table below:

	Three Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2018	2017	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$208.1	$194.4	$13.7	7.0%	2.2	(0.4)	5.9	(0.7)
Wood Flooring	101.6	114.1	(12.5)	(11.0)%	1.8	(14.7)	1.9	—
Total	$309.7	$308.5	$1.2	0.4%
In our Resilient Flooring segment, net sales for the three months ended September 30, 2018 increased compared to the three months ended September 30, 2017 primarily due to favorable mix and price increases in response to higher input costs. Favorable mix reflected double-digit volume growth from our LVT products and an increase in distributor inventory levels.

In our Wood Flooring segment, net sales for the three months ended September 30, 2018 decreased compared to the three months ended September 30, 2017 primarily due to lower volume in solid and engineered wood partially offset by favorable mix and price increases in response to higher input costs. Volume declines reflected shifting consumer preferences in addition to continued competitive pressures from lower-priced imports.

Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Three Months Ended September 30,
(Dollars in millions)	2018	2017	Change
Resilient Flooring	$10.7	$9.3	$1.4
Wood Flooring	0.4	(38.5)	38.9
Total	$11.1	$(29.2)	$40.3

In our Resilient Flooring segment, operating results for the three months ended September 30, 2018 improved compared to the three months ended September 30, 2017. The results primarily reflected the impact of higher net sales offset by higher input costs.
In our Wood Flooring segment, operating results for the three months ended September 30, 2018 improved compared to the three months ended September 30, 2017. The results primarily reflected lower plant closure costs and the absence of intangible asset impairment charges recognized in the same period last year, the benefit of recent plant closures and improved productivity, which were partially offset by lower net sales and higher input costs.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other expense, net: Other expense, net of $0.9 million and $1.0 million for the three months ended September 30, 2018 and 2017, respectively, primarily reflected costs for defined-benefit pension and postretirement plans.

Income tax expense: Income tax expense was $1.4 million for the three months ended September 30, 2018 compared to income tax benefit of $12.3 million for the three months ended September 30, 2017. The effective tax rate for the third quarter of 2018 was 15.1% compared to the rate of 39.7% for the same period of 2017 primarily due to geographic distribution of earnings as well as the reduction in the U.S. federal corporate tax rate.

Nine months ended September 30, 2018 compared to September 30, 2017
Net Sales
Net sales by segment are shown in the table below:

	Nine Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2018	2017	$	%	Price	Volume	Mix	Currency
Resilient Flooring	$571.5	$542.7	$28.8	5.3%	1.0	(0.7)	4.6	0.4
Wood Flooring	302.1	328.3	(26.2)	(8.0)%	1.0	(11.1)	1.9	0.2
Total	$873.6	$871.0	$2.6	0.3%
In our Resilient Flooring segment, net sales for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017 primarily due to favorable mix and increase in price in response to higher input costs, partially offset by lower volume. Double-digit sales growth in LVT and an improved mix in most categories contributed to favorable mix while volume was impacted by declines in vinyl sheet, which has continued to face competitive pressures.

In our Wood Flooring segment, net sales for the nine months ended September 30, 2018 declined compared to the nine months ended September 30, 2017 primarily due to lower volume. Volume declined within both our engineered and solid product categories. Volume declines reflected shifting consumer preferences in addition to continued competitive pressures from lower-priced products.
Operating Income (Loss)

Operating income (loss) by segment is shown in the table below:

	Nine Months Ended September 30,
(Dollars in millions)	2018	2017	Change
Resilient Flooring	$16.3	$18.8	$(2.5)
Wood Flooring	(0.1)	(45.3)	45.2
Total	$16.2	$(26.5)	$42.7

In our Resilient Flooring segment, operating results for the nine months ended September 30, 2018 declined compared to the nine months ended September 30, 2017. The results primarily reflected the impact of higher input costs which more than offset the benefit of higher net sales, lower manufacturing costs and lower SG&A expenses.
In our Wood Flooring segment, operating results for the nine months ended September 30, 2018 improved compared to the nine months ended September 30, 2017. The results primarily reflected lower plant closure costs and the absence

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of intangible asset impairment charges recognized in the same period last year, lower manufacturing costs and improved productivity, and lower SG&A expenses, which were partially offset by higher input costs and lower net sales.
Other expense, net: Other expense, net of $2.2 million and $3.4 million for the nine months ended September 30, 2018 and 2017, respectively, primarily reflected costs for defined-benefit pension and postretirement plans.

Income tax expense: Income tax expense was $3.2 million for the nine months ended September 30, 2018 compared to income tax benefit of $10.8 million for the nine months ended September 30, 2017. The effective tax rate was 28.6% and 33.9% for the nine months ended September 30, 2018 and 2017, respectively. The effective tax rate for the first nine months of 2018 was lower than the comparable period in 2017 primarily due to geographic distribution of earnings as well as reduction in the U.S. federal corporate tax rate.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. We purchased $1.0 million of treasury stock in the first nine months of 2018.
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our asset-based revolving credit facility ("ABL Facility"), described below. We believe these sources are sufficient to fund our capital needs, planned capital expenditures and to meet our interest and other contractual obligations in the near term, as well as any further share repurchases. Our liquidity needs for operations vary throughout the year with the majority of our cash flows typically generated in the second and third quarters.
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
Cash and cash equivalents totaled $39.4 million as of September 30, 2018 of which $13.3 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended September 30,
	2018	2017
Cash provided by operating activities	$17.8	$46.2
Cash used for investing activities	(24.2)	(69.3)
Cash provided by financing activities	7.9	34.5
Operating activities
Operating activities for the nine months ended September 30, 2018 and 2017 provided $17.8 million and $46.2 million of cash, respectively. For the nine months ended September 30, 2018, cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, pension and stock-based compensation, partially offset by changes in working capital. For the nine months ended September 30, 2017, cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, impairment, pension and stock-based compensation, partially offset by changes in working capital.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Investing activities
Net cash used for investing activities was $24.2 million and $69.3 million for the nine months ended September 30, 2018 and 2017, respectively. Cash used in the nine months ending September 30, 2018 primarily reflected purchases of property, plant and equipment. Cash used in the nine months ending September 30, 2017 primarily reflected the purchase of the VCT assets of Mannington Mills for $36.1 million including transaction costs and purchases of property, plant and equipment for $33.5 million.
Financing activities
Net cash provided by financing activities was $7.9 million and $34.5 million for the nine months ended September 30, 2018 and 2017, respectively. Cash provided in the nine months ended September 30, 2018 was primarily due to the net proceeds from debt. Cash provided in the nine months ended September 30, 2017 primarily reflected net proceeds from debt, partially offset by purchases of treasury stock.
Debt
On April 1, 2016, AFI entered into a $225.0 million ABL Facility with a five-year maturity. As of September 30, 2018, the debt outstanding under the ABL Facility was $94.0 million and outstanding letters of credit were $4.1 million.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheets. However, AFI may repay this obligation at any time, without penalty.
Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories, and select machinery and equipment of AFI’s wholly-owned domestic subsidiaries. The ABL Facility includes a $50.0 million sublimit for the issuance of standby letters of credit. Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate (“LIBOR”) plus an applicable margin, which varies according to average excess credit availability and is currently 1.5% as of September 30, 2018. The total interest rate was 3.75% as of September 30, 2018. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the ABL Facility, which varies according to utilization and is currently 0.375% as of September 30, 2018. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on an adjusted base rate. The adjusted base rate was 1.625% as of September 30, 2018.

Our foreign subsidiaries had available lines of credit totaling $8.7 million; there were no borrowings under these lines of credit as of September 30, 2018.
Debt Covenants
The only material financial covenant in the ABL Facility is a fixed charge coverage ratio. As of September 30, 2018, availability under the ABL Facility exceeded the minimum required threshold and, as a result, this covenant was not applicable. In addition, the ABL Facility contains customary negative covenants, including those that restrict our ability to allow certain liens to attach to assets, make certain acquisitions and investments, incur certain additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or indebtedness, make certain fundamental changes to our structure, make certain dispositions, change the nature of our business, and enter into certain other transactions or agreements.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations
Our long-term debt obligations increased by $8.6 million, from $86.0 million as of December 31, 2017 to $94.6 million as of September 30, 2018, primarily related to additional borrowings under our ABL Facility, which will come due in 2021.

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

As of September 30, 2018, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

No change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2017 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from July 1, 2018 to September 30, 2018:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2018	305	$14.04	—	$9 million
August 1 - 31, 2018	5,877	$17.23	—	$9 million
September 1 - 30, 2018	—	$—	—	$9 million
Total	6,182		—	$9 million
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

Armstrong Flooring, Inc.
(Registrant)

Date:	November 6, 2018

By:	/s/Ronald D. Ford

Ronald D. Ford
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial and Accounting Officer)