Form 10-Q
period 2019-03-31
Armstrong Flooring, Inc.
filed 2019-05-07
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019

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

(717) 672-9611
(Registrant’s telephone number, including area code).

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AFI	New York Stock Exchange

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

The Registrant had 25,940,937 shares of common stock, $0.0001 par value, outstanding at April 30, 2019.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Net sales	$141.7	$164.3
Cost of goods sold	119.6	135.0
Gross profit	22.1	29.3
Selling, general and administrative expenses	37.7	38.2
Operating (loss)	(15.6)	(8.9)
Interest expense	1.0	1.0
Other expense, net	0.3	0.6
(Loss) from continuing operations before income taxes	(16.9)	(10.5)
Income tax (benefit)	(0.3)	(0.1)
Net (loss) from continuing operations	$(16.6)	$(10.4)
Earnings (loss) from discontinued operations, net of tax	—	—
(Loss) on disposal of discontinued operations, net of tax	(0.1)	—
Net (loss) from discontinued operations	(0.1)	—
Net (loss)	$(16.7)	$(10.4)

Basic (loss) per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(0.63)	$(0.40)
Basic (loss) per share of common stock from discontinued operations	—	—
Basic (loss) per share of common stock	$(0.63)	$(0.40)

Diluted (loss) per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(0.63)	$(0.40)
Diluted (loss) per share of common stock from discontinued operations	—	—
Diluted (loss) per share of common stock	$(0.63)	$(0.40)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Net (loss)	$(16.7)	$(10.4)
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	2.2	4.7
Derivative (loss) gain	(0.5)	0.8
Pension and postretirement adjustments	1.2	2.1
Total other comprehensive income	2.9	7.6
Total comprehensive (loss)	$(13.8)	$(2.8)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74.9	$173.8
Restricted cash	0.8	—
Accounts and notes receivable, net	61.0	39.0
Inventories, net	144.7	139.5
Income tax receivable	0.6	0.6
Prepaid expenses and other current assets	16.1	18.0
Total current assets	298.1	370.9
Property, plant, and equipment, less accumulated depreciation and amortization of $327.5 and $318.8, respectively	294.3	296.1
Operating lease assets	8.0	—
Intangible assets, less accumulated amortization of $14.4 and $12.0, respectively	30.4	32.0
Deferred income taxes	5.6	5.6
Other noncurrent assets	3.0	3.6
Total assets	$639.4	$708.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$—	$25.0
Current installments of long-term debt	3.7	3.7
Accounts payable and accrued expenses	108.9	141.4
Income tax payable	0.2	0.5
Total current liabilities	112.8	170.6
Long-term debt	70.3	70.6
Noncurrent operating lease liabilities	4.5	—
Postretirement benefit liabilities	54.7	55.7
Pension benefit liabilities	10.3	11.3
Other long-term liabilities	7.0	6.7
Noncurrent income taxes payable	0.2	0.2
Deferred income taxes	2.0	2.1
Total liabilities	261.8	317.2
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,288,015 issued and 25,886,101 outstanding shares as of March 31, 2019 and 28,284,358 issued and 25,832,193 outstanding shares as of December 31, 2018	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 2,401,914 shares as of March 31, 2019 and 2,452,165 shares as of December 31, 2018	(38.8)	(39.7)
Additional paid-in capital	678.1	678.6
Accumulated deficit	(203.0)	(186.3)
Accumulated other comprehensive (loss)	(58.7)	(61.6)
Total stockholders’ equity	377.6	391.0
Total liabilities and stockholders’ equity	$639.4	$708.2

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)	—	—	—	—	—	—	(16.7)	(16.7)
Stock-based employee compensation, net	53,908	—	(50,251)	0.9	(0.5)	—	—	0.4
Other comprehensive income		—	—	—	—	2.9	—	2.9
March 31, 2019	25,886,101	$—	2,401,914	$(38.8)	$678.1	$(58.7)	$(203.0)	$377.6

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption of ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	(12.6)	12.6	—
Net (loss)	—	—	—	—	—	—	(10.4)	(10.4)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	(1.0)
Stock-based employee compensation, net	77,258	—	(52,486)	1.0	(0.1)	—	—	0.9
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
March 31, 2018	25,742,127	$—	2,465,863	$(39.9)	$674.1	$(57.5)	$(33.7)	$543.0
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)(Dollars in millions)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss)	$(16.7)	$(10.4)
Adjustments to reconcile net (loss) to net cash used for operating activities:
Depreciation and amortization	11.3	13.8
Deferred income taxes	(0.2)	—
Stock-based compensation	0.4	1.1
U.S. pension expense	1.4	1.7
Other non-cash adjustments, net	(0.2)	0.2
Changes in operating assets and liabilities:
Receivables	(21.8)	(11.7)
Inventories	(4.9)	0.7
Accounts payable and accrued expenses	(33.0)	2.5
Income taxes payable and receivable	(0.4)	2.5
Other assets and liabilities	0.9	(4.8)
Net cash used for operating activities	(63.2)	(4.4)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8.6)	(10.2)
Other investing activities	—	0.1
Net cash used for investing activities	(8.6)	(10.1)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	27.0
Payments on revolving credit facility	(25.0)	(22.0)
Payments on long-term debt	(1.0)	—
Payments on capital lease	—	(0.1)
Purchases of treasury stock	—	(1.0)
Proceeds from exercised stock options	—	0.2
Value of shares withheld related to employee tax withholding	(0.7)	(0.4)
Net cash (used for) provided by financing activities	(26.7)	3.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	0.7
Net decrease in cash, cash equivalents and restricted cash	(98.1)	(10.1)
Cash, cash equivalents and restricted cash at beginning of year	173.8	39.0
Cash, cash equivalents and restricted cash at end of period	$75.7	$28.9
Cash, cash equivalents and restricted cash at end of period from discontinued operations	—	(1.2)
Cash, cash equivalents and restricted cash at end of period from continuing operations	75.7	30.1
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$3.7	$3.8
Interest paid	0.9	0.8
Income taxes paid (refunded), net	0.3	(2.5)
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Background
Armstrong Flooring, Inc. (“AFI”) is a leading global producer of resilient flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. AFI designs, manufactures, sources and sells resilient flooring products in North America and the Pacific Rim. When we refer to "AFI," "the Company," "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc., a Delaware corporation, and its consolidated subsidiaries.
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
Basis of Presentation
The historical results of operations and financial position of the North American wood flooring business are reported as discontinued operations in the Condensed Consolidated Statements of Operations. The historical information in the accompanying Notes to the Condensed Consolidated Financial Statements have been restated to reflect the effects of the sale of the North American wood flooring business. For further information on discontinued operations, see Note 5.
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three months ended March 31, 2019 and 2018 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2019 presentation. Otherwise, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2018 except as noted below. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Standards
On January 1, 2019 we adopted ASU 2016-02, "Leases." The guidance, and subsequent amendments issued, requires a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance requires

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions.

Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $9.2 million as of January 1, 2019.

	December 31, 2018	Impact from Adoption	January 1, 2019
Assets
Operating lease assets	$—	$8.6	$8.6
Finance lease assets	—	0.6	0.6
Total lease assets	$—	$9.2	$9.2

Liabilities
Current
Operating	$—	$3.5	$3.5
Noncurrent
Operating	—	5.1	5.1
Finance	—	0.6	0.6
Total lease liabilities	$—	$9.2	$9.2

See Note 9 to the Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
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
NOTE 2. REVENUE
We disaggregate revenue based on customer geography as geography represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended March 31,
	2019	2018
Net sales
United States	$109.3	$128.6
China	11.4	10.3
Canada	10.0	16.3
Other	11.0	9.1
Total net sales	$141.7	$164.3
NOTE 3. SEVERANCE EXPENSE
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

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended March 31,
	2019	2018
Income (loss) from continuing operations before income taxes	$(16.9)	$(10.5)
Income tax expense (benefit)	(0.3)	(0.1)
Effective tax rate	1.8%	1.0%
The effective tax rate for the first quarter of 2019 was flat versus the comparable 2018 period.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While AFI has no history of tax audits on a stand-alone basis, AWI was routinely audited by U.S. federal, state and local, and non-U.S. taxing authorities. Accordingly, AFI regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2019 to our unrecognized tax benefits as of December 31, 2018.
As of March 31, 2019, we consider foreign unremitted earnings to be permanently reinvested.
NOTE 5. DISCONTINUED OPERATIONS
In December 2018, we completed the sale of our wood business to TZI. The proceeds from the sale were $90.2 million, net of closing costs, transaction fees and taxes. The transaction is subject to a customary post-closing working capital adjustment process, which is expected to be completed in 2019.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The financial results of the wood business have been reclassified as discontinued operations for all periods presented. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operation.
The following is a summary of the operating results of the wood business, which are included in discontinued operations.

Three Months Ended March 31,
2018
Net Sales	$93.6
Cost of goods sold	83.6
Gross profit	10.0
Selling, general and administrative expenses	10.0
Operating earnings (loss)	—
Interest expense	—
Other expense, net	—
Earnings (loss) before income tax	—
Income tax expense (benefit)	—
Net earnings (loss) from discontinued operations	$—

Three Months Ended March 31,
2018
Depreciation and Amortization	$3.0
Capital Expenditures	(2.1)
The following is a summary of the results related to the net loss on disposal of the wood business which is included in discontinued operations:

Three Months Ended March 31,
2019
(Loss) on disposal of discontinued operations before income tax	$(0.1)
Income tax (benefit)	—
Net (loss) on disposal of discontinued operations	$(0.1)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 6. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings per share components may not add due to rounding.
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended March 31,
	2019	2018
Numerator
Net (loss) from continuing operations	$(16.6)	$(10.4)
Net (loss) from discontinued operations	(0.1)	—
Net (loss)	$(16.7)	$(10.4)

Denominator
Weighted average number of common shares outstanding	25,851,432	25,737,801
Weighted average number of vested shares not yet issued	804,356	162,818
Weighted average number of common shares outstanding - Basic	26,655,788	25,900,619
Dilutive impact of stock-based compensation plans	—	—
Weighted average number of common shares outstanding - Diluted	26,655,788	25,900,619

For the three months ended March 31, 2019 and March 31, 2018, the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended March 31,
	2019	2018
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	440,075	926,918
Performance awards excluded from diluted computation, as performance conditions not met	509,065	942,863
NOTE 7. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	March 31, 2019	December 31, 2018
Customer receivables	$70.8	$45.4
Miscellaneous receivables	3.9	6.2
Less: allowance for product claims, discounts, returns and losses	(13.7)	(12.6)
Total	$61.0	$39.0
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

The following table summarizes the activity for the allowance for product claims:

	Three Months Ended March 31,
	2019	2018
Balance as of January 1,	$(6.4)	$(5.6)
Cumulative effect of adoption of new revenue recognition standard as of January 1	—	(1.7)
Reductions for payments	1.5	2.0
Current year claim accruals	(1.8)	(1.1)
Balance as of March 31,	$(6.7)	$(6.4)
NOTE 8. INVENTORIES
The following table presents details related to our inventories, net:

	March 31, 2019	December 31, 2018
Finished goods	$115.8	$110.5
Goods in process	6.3	5.7
Raw materials and supplies	22.6	23.3
Total	$144.7	$139.5
NOTE 9. LEASES
We lease certain real estate (warehouse and office space), vehicles and equipment. For leases with an initial term of less than 13 months we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with an initial term of thirteen months or more are recorded on the balance sheet. We consider all payments fixed unless there is a material impact to the balance sheet at any given time during the lease period.
Our leases have remaining lease terms of one month to ten years. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one month to ten years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The FASB allows companies transition and practical expedient elections to simplify the transition of the new standard. We have elected the following:

•
We have elected to not restate comparative prior periods but instead recognize a cumulative effect adjustment to the opening balance of retained earnings in the period of adoption, if a difference existed between the initial lease liability and related right of use asset.

•
We have elected to use the hindsight practical expedient with respect to determining the lease term allowing us to consider the actual outcome of lease renewals, termination options and purchase options, and in assessing impairment of right-of-use assets for existing leases.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

•
We have elected to combine lease and non-lease components as a single component and account for it as a lease for all asset classes with the exception of land and non-operating buildings. Lease and non-lease components of land and non-operating buildings are generally accounted for separately.

•	We have elected to use a portfolio approach to determine the discount rate and defined portfolio based on the geographic location of the asset by country and duration of the lease.
The following table summarizes the components of the lease expense:

Three Months Ended March 31,
2019
Lease Cost
Finance lease cost
Amortization of right-of-use asset	$0.1
Operating lease cost	1.0
Short-term lease cost	0.5
Sublease income	(0.3)
Total lease cost	$1.3

The following table summarizes supplemental balance sheet information related to leases:

	Balance Sheet Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	$8.0
Finance lease assets	Property, plant and equipment, less accumulated depreciation	0.6
Total lease assets		$8.6

Liabilities
Current
Operating	Accounts payable and accrued expenses	$3.5
Noncurrent
Operating	Noncurrent operating lease liabilities	4.5
Finance	Long-term debt	0.6
Total lease liabilities		$8.6

The following table summarizes supplemental cash flow information related to leases:

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.0
Financing cash flows from finance leases	0.1

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes weighted average remaining lease term and weighted average discount rate:

	Three Months Ended March 31, 2019
	Weighted Average
	Remaining Lease Term (Years)	Discount Rate

Operating leases	3.2	5.7%
Finance leases	3.3	5.4%

The following table provides future minimum payments at March 31, 2019 by year and in the aggregate, having non-cancelable lease terms in excess of one year.

	Operating Leases	Finance Leases
2019 (Remaining)	$2.8	$0.2
2020	3.4	0.2
2021	1.0	0.1
2022	0.3	0.1
2023	0.3	—
Thereafter	1.3	—
Total	$9.1	$0.6

In our 2018 Form 10-K we disclosed expected future minimum lease payments at December 31, 2018 of $20.4 million. The adoption of ASC 842 reduced the expected future minimum lease payments by removing costs related to non-lease components of existing contracts and agreements no longer defined as operating leases by $8.2 million and $2.3 million, respectively.

The following table provides reconciliation of future minimum lease payment and lease liability:

	Three Months Ended March 31,
	Operating Leases	Finance Leases
Future minimum lease payment	$9.1	$0.6
Less: Unamortized interest	1.1	—
Total lease liability	$8.0	$0.6

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	March 31, 2019	December 31, 2018
Payables, trade and other	$78.6	$99.5
Employment costs	15.1	25.0
Other accrued expenses	11.7	16.9
Current operating lease liabilities	3.5	—
Total	$108.9	$141.4
NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended March 31,
	2019	2018
Defined-benefit pension, U.S.
Service cost	$0.6	$0.9
Interest cost	3.8	3.7
Expected return on plan assets	(5.4)	(5.6)
Amortization of net actuarial loss	2.4	2.7
Total, defined-benefit pension, U.S.	$1.4	$1.7
Defined-benefit pension, Canada
Interest cost	$0.1	$0.1
Expected return on plan assets	(0.1)	(0.2)
Amortization of net actuarial loss	0.1	0.1
Total, defined-benefit pension, Canada	$0.1	$—
Defined-benefit postretirement, U.S.
Service cost	$0.1	$0.1
Interest cost	0.6	0.6
Amortization of net actuarial gains	(0.8)	(0.6)
Total, defined-benefit postretirement, U.S.	$(0.1)	$0.1

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive income (loss) before reclassifications, net of tax impact of $- , $0.2, $-, and $0.2	2.2	(0.3)	(0.1)	1.8
Amounts reclassified from accumulated other comprehensive income	—	(0.2)	1.3	1.1
Net current period other comprehensive income (loss)	2.2	(0.5)	1.2	2.9
Balance, March 31, 2019	$3.9	$0.3	$(62.9)	$(58.7)

Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive income (loss) before reclassifications, net of tax impact of $- , ($0.1), $ -, and ($0.1)	4.7	0.4	(0.1)	5.0
Amounts reclassified from accumulated other comprehensive income	—	0.4	2.2	2.6
Net current period other comprehensive income (loss)	4.7	0.8	2.1	7.6
Balance, March 31, 2018	$12.4	$(0.1)	$(69.8)	$(57.5)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended March 31,
	2019	2018	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$0.1	Cost of goods sold
Foreign exchange contracts - purchases	—	0.1	Earnings (loss) from discontinued operations
Foreign exchange contracts - sales	(0.1)	0.2	Net sales
Foreign exchange contracts - sales	—	0.1	Earnings (loss) from discontinued operations
Total (income) expense before tax	(0.2)	0.5
Tax impact	—	(0.1)	Income tax (benefit)
Total (income) expense, net of tax	(0.2)	0.4
Pension and postretirement adjustments
Amortization of net actuarial loss	1.7	2.2	Other expense, net
Total expense before tax	1.7	2.2
Tax impact	(0.4)	—	Income tax (benefit)
Total expense, net of tax	1.3	2.2
Total reclassifications for the period	$1.1	$2.6
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded as of March 31, 2019 and December 31, 2018 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
The second administrative review period covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD). In July 2015, the DOC issued a final “all others” CVD rate of 0.99% and a 13.74% AD rate. The AD rate was determined solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We, along with other respondents, have filed complaints against DOC challenging the rate in the CIT. If such rates are ultimately upheld after any court appeals are exhausted, the estimated additional liability to us for the relevant period is $5.1 million, which is recorded in accounts payable and accrued expenses. The court granted the preliminary injunction requested by plaintiffs on August 13, 2015, and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case. On June 8, 2018, the CIT issued a decision and order remanding the review determination to DOC to reconsider certain valuation methodologies. A revised decision by DOC is pending and must be approved by the Court.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The third administrative review period covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD). On May 16, 2016, the DOC issued a final “all others” CVD rate of 1.38% and on July 13, 2016, DOC imposed a 17.37% “all others” AD rate. The AD rate was determined again solely on the basis of the AD duty rate assigned to the only mandatory respondent that did not receive a de minimis rate. DOC assigned these rates to all separate rate respondents that were not individually investigated, including Armstrong Kunshan. We continue to defend our import practices by pursuing our available legal rights and remedies, including litigation at DOC and in the U.S. courts. If such rates are ultimately upheld after any potential court appeals are exhausted, the estimated additional liability to us for the relevant period is $6.3 million, which is recorded in accounts payable and accrued expenses. We successfully filed an injunction request. The court granted the preliminary injunction on January 4, 2017 and enjoined the U.S. Government agencies from causing or permitting liquidation of unliquidated entries of multilayered wood flooring from China, pending final decision on the case. The preliminary injunction also ensures that our entries made during the 2013-14 review period will ultimately be liquidated in accordance with the final decision by the courts. On November 26, 2018, the CIT issued a decision and order upholding DOC's determination Armstrong and other affected "separate rate" parties have filed appeals to the Court of Appeals for the Federal Circuit and those appeals remain pending.
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
NOTE 14. SUBSEQUENT EVENT
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding shares of common stock. From inception of the share repurchase program through March 31, 2019, we repurchased approximately 2.5 million shares for a total cost of $41.0 million, with an average price of $16.23 per share. On May 3, 2019 we announced that our board of directors has authorized an increased share repurchase program for an additional $50.0 million beyond the $41.0 million already repurchased under the prior share repurchase program, effective immediately. Repurchases under the new program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of March 31, 2019, we operated 8 manufacturing plants in three countries. We operate 6 manufacturing plants located throughout the United States (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia.

Recent Event

On November 14, 2018, we entered into a Stock Purchase Agreement with Tarzan Holdco Inc., ("TZI"), an affiliate of American Industrial Partners ("AIP"), to sell our North American wood flooring business. On December 31, 2018, AIP completed the purchase of all of the issued and outstanding shares of Armstrong Wood Products, Inc., a Delaware Corporation ("AWP"), including its direct and indirect wholly owned subsidiaries. We received proceeds of $90.2 million, net of closing costs, transaction fees and taxes. The transaction is subject to a customary post-closing working capital adjustment process. The historical financial results of the North American wood flooring business have been reflected in our Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.

Employees

As of March 31, 2019 and December 31, 2018, we had approximately 1,800 full-time and part-time employees worldwide. As of May 7, 2019, approximately 150 employees at one of our domestic plants continue to work under an expired collective bargaining agreement and negotiations continue. Out of our 1,800 employees, approximately 100 employees are part of the transition services agreement with TZI, and we expect most of them to transfer to TZI by the end of 2019.

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

We have experienced a decline in demand for our traditional resilient products, particularly vinyl sheet products used in residential applications. The decline in vinyl sheet is driven by consumer trends, which have continued to favor alternate products, including luxury vinyl tile ("LVT") products.

The flooring market continues to experience LVT growth. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets, with the largest impacts on the AFI portfolio within the vinyl sheet and vinyl composition tile ("VCT") categories. We are the largest producer of VCT.

Operating Expenses

Tariffs enacted in the third quarter of 2018 are still in place at the original rate with an unknown outcome related to trade with China. This is driving inflation on the sourced products. Raw material costs have stabilized. Improved productivity at the manufacturing plants will continue to drive benefits in operating results.

Tariff

The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018. This tariff increase has an impact on products we import from China. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018. A potential tariff increase to 25% was announced but has been delayed indefinitely. We expect to implement additional price changes in line with potential tariff rate increases if and when they become effective.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
			Change
(Dollars in millions)	2019	2018	$	%
Net sales	$141.7	$164.3	$(22.6)	(13.8)%
Cost of goods sold	119.6	135.0	(15.4)	(11.4)%
Gross profit	22.1	29.3	(7.2)	(24.6)%
Selling, general and administrative expenses	37.7	38.2	(0.5)	(1.3)%
Operating (loss)	(15.6)	(8.9)	(6.7)	NM*
Interest expense	1.0	1.0	—
Other expense, net	0.3	0.6	(0.3)
(Loss) from continuing operations before income taxes	(16.9)	(10.5)	(6.4)
Income tax (benefit)	(0.3)	(0.1)	(0.2)
Net (loss) from continuing operations	(16.6)	(10.4)	(6.2)
(Loss) from discontinued operations, net of tax	—	—	—
(Loss) on disposal of discontinued operations, net of tax	(0.1)	—	(0.1)
Net (loss) from discontinued operations	(0.1)	—	(0.1)
Net (loss)	$(16.7)	$(10.4)	$(6.3)

NM*: not meaningful
Net Sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended March 31,		Change		Percentage Point Change Due to

(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$141.7	$164.3	$(22.6)	(13.8)%	1.7	(10.0)	(4.3)	(1.2)
Net sales for the three months ended March 31, 2019 decreased compared to the three months ended March 31, 2018 primarily due to unfavorable volume, mix and currency exchange partially offset by price increases in response to higher input costs. Unfavorable volume reflected weaker market conditions, including wet weather conditions in many U.S. regions, higher distributor inventory levels driving fewer replenishment orders and a decline in traditional categories. Unfavorable mix reflected lower sales of higher priced products and higher sales into channels with lower priced products.

Operating Loss
Operating results for the three months ended March 31, 2019 declined compared to the three months ended March 31, 2018. The results primarily reflected higher input costs and weaker sales partially offset by improved productivity.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other expense, net: Other expense, net of $0.3 million and $0.6 million for the three months ended March 31, 2019 and 2018, respectively, primarily reflected costs for defined-benefit pension and postretirement plans. For the three months ended March 31, 2019, costs were partially offset by interest income.

Income tax expense: The income tax benefit was $0.3 million for the three months ended March 31, 2019 compared to income tax benefit of $0.1 million for the three months ended March 31, 2018. The effective tax rate for the first quarter of 2019 of 1.8% was flat compared to the rate of 1.0% for the same period of 2018.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. In the first three months of 2019, we repurchased no treasury stock. From the inception of the program through March 31, 2019, we repurchased 2.5 million shares under the program for a total cost of $41.0 million. Any shares not used to fulfill employee stock award obligation are held in treasury as of March 31, 2019.
On May 3, 2019 we announced that our board of directors has authorized an increased share repurchase program for an additional $50.0 million beyond the $41.0 million already repurchased under the prior share repurchase program, effective immediately. Repurchases under the new program may be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deems appropriate, subject to market and business conditions, regulatory requirements and other factors. The authorization to purchase additional shares under the new repurchase program is aligned with our goal to return a portion of the net sale proceeds from the wood flooring business, which closed on December 31, 2018.
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our secured credit facility described below. We believe these sources are sufficient to fund our capital needs, planned capital expenditures and to meet our interest and other contractual obligations in the near term, as well as any further share repurchases. Our liquidity needs for operations vary throughout the year with the majority of our cash flows typically generated in the second and third quarters. We believe the absence of cash flow from discontinued operations will not materially impact our future liquidity and capital resources.
Cash and cash equivalents totaled $74.9 million as of March 31, 2019 of which $53.5 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Three Months Ended March 31,
	2019	2018
Cash used for operating activities	$(63.2)	$(4.4)
Cash used for investing activities	(8.6)	(10.1)
Cash (used for) provided by financing activities	(26.7)	3.7

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating activities
Operating activities for the three months ended March 31, 2019 used $63.2 million of cash, primarily due to a reduction in accounts payable and accrued expenses and an increase in receivables. Lower than normal net working capital at December 31, 2018 led to a larger than normal build in the first quarter of 2019. Operating activities for the three months ended March 31, 2018 used $4.4 million of cash as changes in working capital resulted in net cash outflow, partially offset by a net cash inflow from earnings exclusive of net non-cash expenses, primarily depreciation and amortization. We typically use cash from operations in the first quarter of the year.
Investing activities
Net cash used for investing activities of $8.6 million and $10.1 million for the three months ended March 31, 2019 and 2018, respectively, primarily reflected purchases of property, plant and equipment.
Financing activities
Net cash used for financing activities for the three months ended March 31, 2019 was $26.7 million. Cash used primarily reflected repayments on our revolving credit facility. Cash provided by financing activities for the three months ended March 31, 2018 was $3.7 million and primarily reflected net proceeds from debt, partially offset by purchases of treasury stock.
Debt
On December 31, 2018, we entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provides us with a $150.0 million secured credit facility (the "Credit Facility"), consisting of a $75.0 million revolving facility and a $75.0 million term loan facility. The revolving facility includes a $25.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing line loans. The Credit Facility is scheduled to mature on December 31, 2023. The Credit Agreement provides for an uncommitted accordion feature that allows us to request an increase in the revolving facility or the term loan facility in an aggregate amount not to exceed $25.0 million.
As of March 31, 2019, the interest rate on the Credit Facility was determined to be 4.351%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Credit Facility, which varies according to the net leverage ratio and was 0.20% as of March 31, 2019. Outstanding letters of credit issued under the Credit Facility are subject to fees which are due quarterly in arrears based on the applicable margin described above plus a fronting fee. As of March 31, 2019 the total rate for letters of credit was 1.75%.
As of March 31, 2019, total borrowings outstanding under our Credit Facility were $74.1 million under Term Loan A, while outstanding letters of credit were $3.9 million. We had no borrowings outstanding under the revolving portion of the Credit Facility.
Borrowings under the Term Loan A portion of the Credit Facility are segregated on our Condensed Consolidated Balance Sheet with $69.7 million net of fees shown as a long-term obligation and $3.7 million presented as a short-term obligation due to quarterly principal repayment installments.
All obligations under the Credit Agreement are guaranteed by each of the our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the Credit Agreement, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the Credit Agreement and other security and collateral documents.
Our foreign subsidiaries had available lines of credit totaling $8.9 million; there were no borrowings under these lines of credit as of March 31, 2019.

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

As of March 31, 2019, we are in compliance with these covenants.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2018 Annual Report on Form 10-K.

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

The Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our CEO and CFO concluded that as of March 31, 2019 these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

As of January 4, 2019, Ronald D. Ford resigned from his position as Senior Vice President and CFO and Douglas B. Bingham, Vice President, Treasury and Investor Relations, became the Senior Vice President, CFO and Treasurer and principal financial officer. The role and responsibilities of principal accounting officer of the Company previously held by Mr. Ford were assumed by the Vice President and Controller, Tracy L. Marines.
On May 3, 2019, we announced that our Board of Directors and Donald R. Maier have mutually agreed that Mr. Maier would step down from his position as President and CEO, and Chairman of the Board Larry S. McWilliams has been elected Interim CEO. The role and responsibilities of principal executive officer of the Company previously held by Mr. Maier were assumed by Mr. McWilliams.

No other changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 13 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from January 1, 2019 to March 31, 2019:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1 - 31, 2019	1,936	$11.90	—	$9 million
February 1 - 28, 2019	15,534	$15.03	—	$9 million
March 1 - 31, 2019	29,197	$13.57	—	$9 million
Total	46,667		—	$9 million
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Form of 2019 Long-Term Performance - Based Performance Stock Unit Grant - CEO - EBITDA.†

10.2	Form of 2019 Long-Term Performance - Based Performance Stock Unit Grant - CEO - Cash Flow.†

10.3	Form of 2019 Long-Term Performance - Based Performance Stock Unit Grant - Tier I - EBITDA.†

10.4	Form of 2019 Long-Term Performance - Based Performance Stock Unit Grant - Tier II - Cash Flow.†

10.5	Form of 2019 Long-Term Performance - Based Performance Stock Unit Grant - EBITDA.†

10.6	Form of 2019 Long-Term Performance - Based Performance Stock Unit Grant - Cash Flow.†

10.7	Form of 2019 Long-Term Restricted Stock Unit Grant - CEO.†

10.8	Form of 2019 Long-Term Restricted Stock Unit Grant - U.S. & Non-U.S.†

10.9	Form of 2019 Long-Term Restricted Stock Unit Grant - Non-U.S./China.†

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†

101.INS	XBRL Instance Document†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	May 7, 2019

By:	/s/ Douglas B. Bingham

Douglas B. Bingham
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	May 7, 2019

By:	/s/ Tracy L. Marines

Tracy L. Marines
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)