Form 10-Q
period 2019-06-30
Armstrong Flooring, Inc.
filed 2019-08-06
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware			47-4303305
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer Identification number)

2500 Columbia Avenue,	Lancaster,	PA	17604
(Address of principal executive offices)			(Zipcode)

(717)	672-9611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AFI	New York Stock Exchange

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

The Registrant had 21,495,973 shares of common stock, $0.0001 par value, outstanding at July 31, 2019.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales	$177.7	$201.2	$319.4	$365.5
Cost of goods sold	141.5	157.5	261.1	292.5
Gross profit	36.2	43.7	58.3	73.0
Selling, general and administrative expenses	32.5	40.0	70.2	78.2
Operating earnings (loss)	3.7	3.7	(11.9)	(5.2)
Interest expense	0.9	1.0	1.9	2.0
Other expense, net	0.2	0.7	0.5	1.3
Earnings (loss) from continuing operations before income taxes	2.6	2.0	(14.3)	(8.5)
Income tax (benefit)	(2.7)	(0.9)	(3.0)	(1.0)
Net earnings (loss) from continuing operations	$5.3	$2.9	$(11.3)	$(7.5)
Earnings from discontinued operations, net of tax	—	7.6	—	7.6
Gain on disposal of discontinued operations, net of tax	9.4	—	9.3	—
Net earnings from discontinued operations	9.4	7.6	9.3	7.6
Net earnings (loss)	$14.7	$10.5	$(2.0)	$0.1

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock from continuing operations	$0.20	$0.11	$(0.43)	$(0.29)
Basic earnings per share of common stock from discontinued operations	0.36	0.29	0.35	0.29
Basic earnings (loss) per share of common stock	$0.56	$0.40	$(0.08)	$—

Diluted earnings (loss) per share of common stock:
Diluted earnings (loss) per share of common stock from continuing operations	$0.20	$0.11	$(0.43)	$(0.29)
Diluted earnings per share of common stock from discontinued operations	0.36	0.29	0.35	0.29
Diluted earnings (loss) per share of common stock	$0.56	$0.40	$(0.08)	$—

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings (loss)	$14.7	$10.5	$(2.0)	$0.1
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	(2.8)	(6.2)	(0.6)	(1.5)
Derivative (loss) gain	(0.3)	0.9	(0.8)	1.7
Pension and postretirement adjustments	0.6	2.5	1.8	4.6
Total other comprehensive (loss) income	(2.5)	(2.8)	0.4	4.8
Total comprehensive earnings (loss)	$12.2	$7.7	$(1.6)	$4.9

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44.7	$173.8
Restricted cash	0.8	—
Accounts and notes receivable, net	65.9	39.0
Inventories, net	136.0	139.5
Income tax receivable	0.6	0.6
Prepaid expenses and other current assets	15.3	18.0
Total current assets	263.3	370.9
Property, plant, and equipment, less accumulated depreciation and amortization of $335.2 and $318.8, respectively	291.4	296.1
Operating lease assets	7.5	—
Intangible assets, less accumulated amortization of $15.5 and $12.0, respectively	28.8	32.0
Deferred income taxes	5.7	5.6
Other noncurrent assets	2.8	3.6
Total assets	$599.5	$708.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$—	$25.0
Current installments of long-term debt	4.0	3.7
Accounts payable and accrued expenses	110.6	141.4
Income tax payable	0.1	0.5
Total current liabilities	114.7	170.6
Long-term debt	69.0	70.6
Noncurrent operating lease liabilities	3.9	—
Postretirement benefit liabilities	53.7	55.7
Pension benefit liabilities	9.1	11.3
Other long-term liabilities	6.8	6.7
Noncurrent income taxes payable	0.2	0.2
Deferred income taxes	2.6	2.1
Total liabilities	260.0	317.2
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,332,190 issued and 21,474,902 outstanding shares as of June 30, 2019 and 28,284,358 issued and 25,832,193 outstanding shares as of December 31, 2018	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,857,288 shares as of June 30, 2019 and 2,452,165 shares as of December 31, 2018	(89.2)	(39.7)
Additional paid-in capital	678.2	678.6
Accumulated deficit	(188.3)	(186.3)
Accumulated other comprehensive (loss)	(61.2)	(61.6)
Total stockholders’ equity	339.5	391.0
Total liabilities and stockholders’ equity	$599.5	$708.2

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)	—	—	—	—	—	—	(16.7)	(16.7)
Stock-based employee compensation, net	53,908	—	(50,251)	0.9	(0.5)	—	—	0.4
Other comprehensive income	—	—	—	—	—	2.9	—	2.9
March 31, 2019	25,886,101	$—	2,401,914	$(38.8)	$678.1	$(58.7)	$(203.0)	$377.6
Net income	—	—	—	—	—	—	14.7	14.7
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.3)	—	—	—	(51.3)
Stock-based employee compensation, net	93,305	—	(49,130)	0.9	0.1	—	—	1.0
Other comprehensive (loss)	—	—	—	—	—	(2.5)	—	(2.5)
June 30, 2019	21,474,902	$—	6,857,288	$(89.2)	$678.2	$(61.2)	$(188.3)	$339.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption of ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	(12.6)	12.6	—
Net (loss)	—	—	—	—	—	—	(10.4)	(10.4)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	(1.0)
Stock-based employee compensation, net	77,258	—	(52,486)	1.0	(0.1)	—	—	0.9
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
March 31, 2018	25,742,127	$—	2,465,863	$(39.9)	$674.1	$(57.5)	$(33.7)	$543.0
Net income	—	—	—	—	—	—	10.5	10.5
Stock-based employee compensation, net	29,313	—	(13,698)	0.2	0.9	—	—	1.1
Other comprehensive (loss)	—	—	—	—	—	(2.8)	—	(2.8)
June 30, 2018	25,771,440	$—	2,452,165	$(39.7)	$675.0	$(60.3)	$(23.2)	$551.8
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2.0)	$0.1
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	22.3	28.0
Deferred income taxes	(0.6)	0.3
Stock-based compensation	2.1	2.3
U.S. pension expense	2.7	3.4
Other non-cash adjustments, net	(0.5)	1.0
Changes in operating assets and liabilities:
Receivables	(26.8)	(24.4)
Inventories	3.4	(10.7)
Accounts payable and accrued expenses	(32.2)	18.8
Income taxes payable and receivable	—	3.1
Other assets and liabilities	(2.2)	2.7
Net cash (used for) provided by operating activities	(33.8)	24.6
Cash flows from investing activities:
Purchases of property, plant and equipment	(15.5)	(17.4)
Other investing activities	—	0.1
Net cash used for investing activities	(15.5)	(17.3)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	27.0
Payments on revolving credit facility	(25.0)	(43.0)
Financing costs	(0.1)	—
Payments on long-term debt	(2.1)	—
Payments on capital lease	—	(0.1)
Purchases of treasury stock	(51.3)	(1.0)
Proceeds from exercised stock options	0.1	0.2
Value of shares withheld related to employee tax withholding	(0.7)	(0.5)
Net cash (used for) financing activities	(79.1)	(17.4)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.1	(0.4)
Net decrease in cash, cash equivalents and restricted cash	(128.3)	(10.5)
Cash, cash equivalents and restricted cash at beginning of year	173.8	39.0
Cash, cash equivalents and restricted cash at end of period	$45.5	$28.5
Cash, cash equivalents and restricted cash at end of period from discontinued operations	—	(3.5)
Cash, cash equivalents and restricted cash at end of period from continuing operations	$45.5	$32.0
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$4.6	$4.1
Interest paid	1.8	1.6
Income taxes paid (refunded), net	1.1	(1.6)
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
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and six months ended June 30, 2019 and 2018 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
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

See Note 9 to the Condensed Consolidated Financial Statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, but early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. We are currently evaluating the impact the adoption of this standard would have on our financial condition, results of operations and cash flows. We believe that the most notable impact of this ASU will relate to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade account receivables.

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal use software license. Capitalized implementation costs should be amortized over the term of the service agreement on a straight line basis and should be assessed for impairment in a manner similar to long-lived assets. This new guidance is effective for fiscal years beginning after December 15, 2019 for public companies. Early adoption is permitted. We do not believe there will be a material impact from the adoption of this standard on our financial condition, results of operations and cash flows.
NOTE 2. REVENUE
We disaggregate revenue based on customer geography as geography represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales
United States	$136.6	$156.5	$245.9	$286.5
China	19.1	17.7	30.5	28.2
Canada	10.6	14.9	20.6	27.1
Other	11.4	12.1	22.4	23.7
Total net sales	$177.7	$201.2	$319.4	$365.5

NOTE 3. SEVERANCE EXPENSE
In the second quarter of 2019, we recorded $2.9 million in selling, general and administrative ("SG&A") expenses for severance and related expenses to reflect the separation costs for our former President and Chief Executive Officer.

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

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Earnings (loss) from continuing operations before income taxes	$2.6	$2.0	$(14.3)	$(8.5)
Income tax (benefit)	(2.7)	(0.9)	(3.0)	(1.0)
Effective tax rate	(103.8)%	(45.0)%	21.0%	11.8%

Pursuant to ASC 740, we are required to consider all items (including items recorded in discontinued operations and other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations. As such, we recorded year to date income tax benefits of $3.9 million as a result of the income included in discontinued operations and other comprehensive income. The remaining tax expense relates to the mix of income among tax jurisdictions.
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
As of June 30, 2019, we consider foreign unremitted earnings to be permanently reinvested.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 5. DISCONTINUED OPERATIONS
In December 2018, we completed the sale of our wood business to TZI. The proceeds from the sale were $90.2 million, net of closing costs, transaction fees and taxes. The transaction is subject to a customary post-closing working capital adjustment process, which was completed in the third quarter of 2019.
The financial results of the wood business have been reclassified as discontinued operations for all periods presented. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operation.
The following is a summary of the operating results of the wood business, which are included in discontinued operations.

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Net sales	$104.8	$198.4
Cost of goods sold	85.7	169.3
Gross profit	19.1	29.1
Selling, general and administrative expenses	8.8	18.8
Operating earnings	10.3	10.3
Interest expense	—	—
Other expense, net	—	—
Earnings before income tax	10.3	10.3
Income tax expense	2.7	2.7
Net earnings from discontinued operations	$7.6	$7.6

	Three Months Ended June 30,	Six Months Ended June 30,
	2018	2018
Depreciation and Amortization	$2.9	$5.9
Capital Expenditures	(1.6)	(3.7)

The following is a summary of the results related to the net gain on disposal of the wood business which is included in discontinued operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Gain on disposal of discontinued operations before income tax	$12.7	$12.6
Income tax expense	3.3	3.3
Net gain on disposal of discontinued operations	$9.4	$9.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

During the second quarter of 2019, we reached a resolution in our antidumping case resulting in a reversal of a previously recognized liability of $11.4 million, which was reflected in gain on disposal of discontinued operations. See Note 14 for further information.
NOTE 6. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings per share components may not add due to rounding.
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator
Net earnings (loss) from continuing operations	$5.3	$2.9	$(11.3)	$(7.5)
Net earnings from discontinued operations	9.4	7.6	9.3	7.6
Net earnings (loss)	$14.7	$10.5	$(2.0)	$0.1

Denominator
Weighted average number of common shares outstanding	25,602,519	25,759,232	25,726,288	25,748,571
Weighted average number of vested shares not yet issued	455,263	180,060	628,845	171,487
Weighted average number of common shares outstanding - Basic	26,057,782	25,939,292	26,355,133	25,920,058
Dilutive impact of stock-based compensation plans	81,701	55,928	—	99,419
Weighted average number of common shares outstanding - Diluted	26,139,483	25,995,220	26,355,133	26,019,477

For the three months ended June 30, 2019 and three and six months ended June 30, 2018, the diluted earnings per share was calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method. For the six months ended June 30, 2019 the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	411,360	506,255	425,718	716,587
Performance awards excluded from diluted computation, as performance conditions not met	344,440	1,119,301	426,753	1,031,082

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	June 30, 2019	December 31, 2018
Customer receivables	$76.5	$45.4
Miscellaneous receivables	5.2	6.2
Less: allowance for product claims, discounts, returns and losses	(15.8)	(12.6)
Total	$65.9	$39.0

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

The following table summarizes the activity for the allowance for product claims:

	Six Months Ended June 30,
	2019	2018
Balance as of January 1	$(6.4)	$(5.6)
Cumulative effect of adoption of new revenue recognition standard as of January 1	—	(1.7)
Reductions for payments	3.5	3.8
Current year claim accruals	(5.0)	(2.5)
Balance as of June 30	$(7.9)	$(6.0)

NOTE 8. INVENTORIES
The following table presents details related to our inventories, net:

	June 30, 2019	December 31, 2018
Finished goods	$107.9	$110.5
Goods in process	6.1	5.7
Raw materials and supplies	22.0	23.3
Total	$136.0	$139.5

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

•	We have elected to use a portfolio approach to determine the discount rate and defined portfolio based on the geographic location of the asset by country and duration of the lease.
The following table summarizes components of lease expense:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease cost
Amortization of right-of-use asset	$0.1	$0.2
Operating lease cost	1.1	2.1
Short-term lease cost	0.1	0.6
Sublease income	(1.1)	(1.4)
Total lease cost	$0.2	$1.5

In the second quarter of 2019 we recognized $0.9 million and $1.6 million of sublease income and income from non-lease components, respectively, in SG&A expenses related to termination fees received from TZI due to the cancellation of a sublease before the end of the lease term.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes supplemental balance sheet information related to leases:

	Balance Sheet Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$7.5
Finance lease assets	Property, plant and equipment, less accumulated depreciation	0.6
Total lease assets		$8.1

Liabilities
Current
Operating	Accounts payable and accrued expenses	$3.7
Finance	Current installments of long-term debt	0.3
Noncurrent
Operating	Noncurrent operating lease liabilities	3.9
Finance	Long-term debt	0.3
Total lease liabilities		$8.2

The following table summarizes supplemental cash flow information related to leases:

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$1.1
Financing cash flows from finance leases	0.1

The following table summarizes weighted average remaining lease term and weighted average discount rate:

	June 30, 2019
	Weighted Average
	Remaining Lease Term (Years)	Discount Rate

Operating leases	3.0	5.8%
Finance leases	2.7	5.4%

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table provides future minimum payments at June 30, 2019 by year and in the aggregate, having non-cancelable lease terms in excess of one year.

	Operating Leases	Finance Leases
2019 (Remaining)	$2.2	$0.2
2020	3.6	0.2
2021	1.2	0.1
2022	0.3	0.1
2023	0.3	—
Thereafter	1.2	—
Total	$8.8	$0.6

In our 2018 Form 10-K we disclosed expected future minimum lease payments at December 31, 2018 of $20.4 million. The adoption of ASC 842 reduced the expected future minimum lease payments by removing costs related to non-lease components of existing contracts and agreements no longer defined as operating leases by $8.2 million and $2.3 million, respectively.

The following table provides reconciliation of future minimum lease payment and lease liability:

	June 30, 2019
	Operating Leases	Finance Leases
Future minimum lease payments	$8.8	$0.6
Less: Unamortized interest	1.2	—
Total lease liability	$7.6	$0.6

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	June 30, 2019	December 31, 2018
Payables, trade and other	$78.5	$99.5
Employment costs	14.6	25.0
Other accrued expenses	13.8	16.9
Current operating lease liabilities	3.7	—
Total	$110.6	$141.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 11. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Defined-benefit pension, U.S.
Service cost	$0.7	$1.0	$1.3	$1.9
Interest cost	3.7	3.6	7.5	7.3
Expected return on plan assets	(5.4)	(5.5)	(10.8)	(11.1)
Amortization of net actuarial loss	2.4	2.7	4.8	5.4
Total, defined-benefit pension, U.S.	$1.4	$1.8	$2.8	$3.5
Defined-benefit pension, Canada
Interest cost	$0.2	$0.2	$0.3	$0.3
Expected return on plan assets	(0.2)	(0.2)	(0.3)	(0.4)
Amortization of net actuarial loss	—	—	0.1	0.1
Total, defined-benefit pension, Canada	$—	$—	$0.1	$—
Defined-benefit postretirement, U.S.
Service cost	$—	$0.1	$0.1	$0.2
Interest cost	0.7	0.7	1.3	1.3
Amortization of net actuarial gains	(0.8)	(0.7)	(1.6)	(1.3)
Total, defined-benefit postretirement, U.S.	$(0.1)	$0.1	$(0.2)	$0.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. COMMON STOCK REPURCHASE PLAN
On March 6, 2017, we announced that our board of directors had approved a share repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding shares of common stock. From inception of the share repurchase program through May 3, 2019, we repurchased approximately 2.5 million shares for a total cost of $41.0 million, with an average price of $16.23 per share. On May 3, 2019, we announced that our board of directors had authorized an increased share repurchase program for an additional $50.0 million beyond the $41.0 million already repurchased under the prior share repurchase program, effective immediately. Repurchases under the new program could be made through open market, block, and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deemed appropriate, subject to market and business conditions, regulatory requirements and other factors.

On May 17, 2019, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $50.0 million in cash of shares of our common stock. As a result of the auction, on June 21, 2019 we purchased 4,504,504 shares of common stock at a purchase price of $11.39 per share, for a total cost of $51.3 million, including fees and expenses. After the completion of the tender offer, we have no remaining authorization to purchase further shares.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive (loss) before reclassifications, net of tax impact of $- , $0.3, ($0.8) and ($0.5)	(0.6)	(0.4)	(0.8)	(1.8)
Amounts reclassified from accumulated other comprehensive income	—	(0.4)	2.6	2.2
Net current period other comprehensive (loss) income	(0.6)	(0.8)	1.8	0.4
Balance, June 30, 2019	$1.1	$—	$(62.3)	$(61.2)

Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive (loss) income before reclassifications, net of tax impact of $- , ($0.5), ($0.1), and ($0.6)	(1.5)	1.2	—	(0.3)
Amounts reclassified from accumulated other comprehensive income	—	0.5	4.6	5.1
Net current period other comprehensive (loss) income	(1.5)	1.7	4.6	4.8
Balance, June 30, 2018	$6.2	$0.8	$(67.3)	$(60.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$—	$(0.2)	$0.1	Cost of goods sold
Foreign exchange contracts - sales	(0.1)	0.2	(0.2)	0.4	Net sales
Foreign exchange contracts - sales	—	—	—	0.1	Earnings from discontinued operations
Total (income) expense before tax	(0.2)	0.2	(0.4)	0.6
Tax impact	—	—	—	(0.1)	Income tax (benefit)
Total (income) expense, net of tax	(0.2)	0.2	(0.4)	0.5
Pension and postretirement adjustments
Amortization of net actuarial loss	1.6	2.0	3.3	4.2	Other expense, net
Tax impact	(0.3)	0.4	(0.7)	0.4	Income tax (benefit)
Total expense, net of tax	1.3	2.4	2.6	4.6
Total reclassifications for the period	$1.1	$2.6	$2.2	$5.1

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded as of June 30, 2019 and December 31, 2018 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
Antidumping and Countervailing Duty Cases
In October 2010, a coalition of U.S. producers of multilayered wood flooring (not including AWI and its subsidiaries) (“Petitioners”) filed petitions seeking antidumping duties (“AD”) and countervailing duties (“CVD”) with the United States Department of Commerce (“DOC”) and the United States International Trade Commission against imports of multilayered wood flooring from China.  The AD and CVD petitions ultimately resulted in DOC issuing AD and CVD orders (the “Orders”) against multilayered wood flooring imported into the U.S. from China. These Orders and the associated additional duties they have imposed have been the subject of extensive litigation, both at DOC and in the U.S. courts. Our consistent view through the course of this matter has been, and remains, that our imports were neither dumped nor subsidized.

Until October 2014, AWI operated a plant in Kunshan, China (“Armstrong Kunshan”) that manufactured multilayered wood flooring for export to the U.S. As a result, we have been directly involved in the multilayered wood flooring-related litigation at DOC and in the U.S. courts. Prior to the sale of our North American wood flooring business on December 31, 2018 (“Wood Sale”), we produced multilayered wood flooring domestically and imported multilayered wood flooring from third party suppliers in China. In connection with the Wood Sale, we retained the right to elect to defend and control the defense of the above matters, as well as the right to any related refunds or payments, and agreed to indemnify and hold the buyer from and against any and all duties, penalties, fines or other charges. Armstrong Kunshan was not sold as part of the Wood Sale but was sold to a separate buyer in December 2018.
We previously accrued for potential liability for imports of Armstrong Kunshan products made in the (i) second administrative review period (which covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD) and (ii) third administrative review period (which covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD)).
During the second quarter of 2019, we resolved for our potential AD liability for the second and third administrative review periods outside of litigation pursuant to a settlement agreement with the Petitioners. As a result, the Petitioners did not appeal the Court of International Trade’s July 3, 2018 ruling ordering DOC to revoke the AD order with respect to Armstrong Kunshan. Accordingly, the revocation of the AD order with respect to Armstrong Kunshan has become final and DOC has instructed U.S. Customs and Border Protection (“CBP”) to liquidate, without imposition of AD duties, entries of subject merchandise produced and exported by Armstrong Kunshan. CBP began liquidating the Armstrong Kunshan entries without imposition of AD duties in May 2019, and we believe this process has been substantially completed.
There have been and there are expected to be subsequent administrative reviews for which we were not and are not expected to be subject; however, we are liable for other manufacturers’ applicable rates to the extent we were importer of record of products covered by the AD/CVD orders during such periods. While we accrue for potential AD/CVD liability for these periods, such amounts are and are expected to remain immaterial.
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

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of June 30, 2019, we operated 8 manufacturing plants in three countries. We operate 6 manufacturing plants located throughout the United States (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia.

Recent Event

On November 14, 2018, we entered into a Stock Purchase Agreement with Tarzan Holdco Inc., ("TZI"), an affiliate of American Industrial Partners ("AIP"), to sell our North American wood flooring business. On December 31, 2018, AIP completed the purchase of all of the issued and outstanding shares of Armstrong Wood Products, Inc., a Delaware Corporation ("AWP"), including its direct and indirect wholly owned subsidiaries. We received proceeds of $90.2 million, net of closing costs, transaction fees and taxes. The transaction is subject to a customary post-closing working capital adjustment process, which was completed in the third quarter of 2019. The historical financial results of the North American wood flooring business have been reflected in our Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.

Employees

As of June 30, 2019 and December 31, 2018, we had approximately 1,700 and 1,800, respectively, full-time and part-time employees worldwide. During the first six months of 2019, approximately 100 employees transferred to TZI as a result of the end of transition arrangements.

On July 2, 2019, we declared a lockout of the United Steelworkers Local 285 employees at our plant located in Lancaster, Pennsylvania. The lockout, which resulted from the lack of a new ratified contract to replace the previous labor contract that expired on October 9, 2017, involves approximately 150 employees and is expected to continue until a new contract is ratified by the union. We are continuing to operate the Lancaster plant during the lockout.

Factors Affecting Our Business

Net Sales

Overview

Demand for our products is influenced by economic conditions. We closely monitor publicly available macroeconomic trend data that provide insight to commercial and residential market activity; this includes Gross Domestic Product growth indices, the Architecture Billings Index and the Consumer Confidence Index, as well as housing starts and existing home sales.

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

Operating Expenses

We source certain products from China. Tariff increases drive inflation on these sourced products. Raw material costs have stabilized. Productivity at our manufacturing plants will continue to drive benefits in operating results.

Tariff

The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$177.7	$201.2	$(23.5)	(11.7)%	$319.4	$365.5	$(46.1)	(12.6)%
Cost of goods sold	141.5	157.5	(16.0)	(10.2)%	261.1	292.5	(31.4)	(10.7)%
Gross profit	36.2	43.7	(7.5)	(17.2)%	58.3	73.0	(14.7)	(20.1)%
Selling, general and administrative expenses	32.5	40.0	(7.5)	(18.8)%	70.2	78.2	(8.0)	(10.2)%
Operating earnings (loss)	3.7	3.7	—	—%	(11.9)	(5.2)	(6.7)	NM*
Interest expense	0.9	1.0	(0.1)		1.9	2.0	(0.1)
Other expense, net	0.2	0.7	(0.5)		0.5	1.3	(0.8)
Earnings (loss) from continuing operations before income taxes	2.6	2.0	0.6		(14.3)	(8.5)	(5.8)
Income tax (benefit)	(2.7)	(0.9)	(1.8)		(3.0)	(1.0)	(2.0)
Net earnings (loss) from continuing operations	5.3	2.9	2.4		(11.3)	(7.5)	(3.8)
Earnings from discontinued operations, net of tax	—	7.6	(7.6)		—	7.6	(7.6)
Gain on disposal of discontinued operations, net of tax	9.4	—	9.4		9.3	—	9.3
Net earnings from discontinued operations	9.4	7.6	$1.8		9.3	7.6	1.7
Net earnings (loss)	$14.7	$10.5	$4.2		$(2.0)	$0.1	$(2.1)

NM*: not meaningful

Three months ended June 30, 2019 compared to June 30, 2018
Net Sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$177.7	$201.2	$(23.5)	(11.7)%	0.3	(9.9)	(1.0)	(1.1)
Net sales for the three months ended June 30, 2019 decreased compared to the three months ended June 30, 2018 primarily due to unfavorable volume. Unfavorable volume reflected relative changes in distributor inventory levels compared to prior year, decline in traditional categories, and weaker market conditions.
Operating Income
Operating results for the three months ended June 30, 2019 remained flat compared to the three months ended June 30, 2018. Lower SG&A expenses offset the margin impact of lower net sales. Lower SG&A included income from a transition service agreement and a $2.5 million benefit from an early lease termination fee from TZI.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discontinued Operations: For the three months ended June 30, 2019, a $9.4 million gain on disposal of discontinued operations was realized due to the resolution of our antidumping case. See Note 14 to the Condensed Consolidated Financial Statements for additional information.

Income tax benefit: Income tax benefit was $2.7 million for the three months ended June 30, 2019 compared to income tax benefit of $0.9 million for the three months ended June 30, 2018. The effective tax rate for the second quarter of 2019 of (103.8)% compared to a rate of (45.0)% for the same period of 2018. The change in effective rates is primarily driven by the mix of income among tax jurisdictions and the effects of unbenefitted losses.

Six months ended June 30, 2019 compared to June 30, 2018
Net Sales
Net sales by percentage point change are shown in the table below:

	Six Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$319.4	$365.5	$(46.1)	(12.6)%	0.9	(9.9)	(2.5)	(1.1)
Net sales for the six months ended June 30, 2019 decreased compared to the six months ended June 30, 2018 primarily due to unfavorable volume. Unfavorable volume reflected relative changes in distributor inventory levels compared to prior year, decline in traditional categories, and weaker market conditions.
Operating Loss
Operating results for the six months ended June 30, 2019 declined compared to the six months ended June 30, 2018. The results primarily reflected weaker sales and higher input costs partially offset by lower SG&A expenses and improved productivity. Lower SG&A included income from a transition service agreement and a $2.5 million benefit from an early lease termination fee from TZI.
Discontinued Operations: For the six months ended June 30, 2019, a $9.4 million gain on disposal of discontinued operations was realized due to the resolution of our antidumping case. See Note 14 to the Condensed Consolidated Financial Statements for additional information.

Income tax benefit: Income tax benefit was $3.0 million for the six months ended June 30, 2019 compared to income tax benefit of $1.0 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 of 21.0% compared to the rate of 11.8% for the same period of 2018. The change in effective rates is primarily driven by the mix of income among tax jurisdictions and the effects of unbenefitted losses.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program is aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. From the inception of the program through May 3, 2019, we repurchased 2.5 million shares under the program for a total cost of $41.0 million.
On May 3, 2019, we announced that our board of directors had authorized an increased share repurchase program for an additional $50.0 million beyond the $41.0 million already repurchased under the existing share repurchase program, effective immediately. The authorization to purchase additional shares under the repurchase program was aligned with our goal to return a portion of the net sale proceeds from the wood flooring business, which closed on December 31, 2018.

On May 17, 2019, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $50.0 million in cash of shares of our common stock. As a result of the auction, on June 21, 2019 we purchased 4,504,504 shares of common stock at a purchase price of $11.39 per share, for a total cost of $51.3 million, including fees and expenses. After the completion of the tender offer, we have no remaining authorization to purchase further shares.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Any shares not used to fulfill employee stock award obligations are held in treasury.
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
Cash and cash equivalents totaled $44.7 million as of June 30, 2019, of which $22.9 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Six Months Ended June 30,
	2019	2018
Cash (used for) provided by operating activities	$(33.8)	$24.6
Cash used for investing activities	(15.5)	(17.3)
Cash used for financing activities	(79.1)	(17.4)
Operating activities
Operating activities for the six months ended June 30, 2019 used $33.8 million of cash, primarily due to a reduction in accounts payable and accrued expenses and an increase in receivables, partially offset by a net cash inflow from earnings exclusive of net non-cash expenses, primarily depreciation and amortization. Lower than normal net working capital at December 31, 2018 led to a larger than normal build in the first six months of 2019. Operating activities for the six months ended June 30, 2018 provided $24.6 million of cash. Cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, partially offset by changes in working capital.
Investing activities
Net cash used for investing activities of $15.5 million and $17.3 million for the six months ended June 30, 2019 and 2018, respectively, primarily reflected purchases of property, plant and equipment.
Financing activities
Net cash used for financing activities for the six months ended June 30, 2019 was $79.1 million. Cash used primarily reflected purchases of treasury stock and repayment of our revolving credit facility. Cash used in the six months ended June 30, 2018 was $17.4 million, and primarily reflected net repayment of debt.
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
As of June 30, 2019, the interest rate on the Credit Facility was determined to be 3.902%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Credit Facility, which varies according to the net leverage ratio and was 0.15% as of June 30, 2019. Outstanding letters of credit issued

Management’s Discussion and Analysis of Financial Condition and Results of Operations

under the Credit Facility are subject to fees which are due quarterly in arrears based on the applicable margin described above plus a fronting fee of 0.125%. As of June 30, 2019, the total rate for letters of credit was 1.625%.
As of June 30, 2019, total borrowings outstanding under our Credit Facility were $73.1 million under Term Loan A, while outstanding letters of credit were $3.9 million. We had no borrowings outstanding under the revolving portion of the Credit Facility.
Borrowings under the Term Loan A portion of the Credit Facility are segregated on our Condensed Consolidated Balance Sheet with $68.7 million net of fees shown as a long-term obligation and $3.7 million presented as a short-term obligation due to quarterly principal repayment installments.
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
Our foreign subsidiaries had available lines of credit totaling $8.7 million; there were no borrowings under these lines of credit as of June 30, 2019.
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

As of June 30, 2019, we are in compliance with these covenants.

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

The Company's Interim Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our Interim CEO and CFO concluded that as of June 30, 2019 these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

On May 3, 2019, we announced that our Board of Directors and Donald R. Maier mutually agreed that Mr. Maier would step down from his position as President and CEO, and Chairman of the Board Larry S. McWilliams was elected Interim CEO. The role and responsibilities of principal executive officer of the Company previously held by Mr. Maier were assumed by Mr. McWilliams.

No other changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 14 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from April 1, 2019 to June 30, 2019:

Period	Total Number of Shares Purchased [1,2]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs [3]
April 1 - 30, 2019	3,614	$14.71	—	$9 million
May 1 - 31, 2019	—	—	—	$50 million
June 1 - 30, 2019	4,504,504	$11.39	4,504,504	—
Total	4,508,118		4,504,504	—
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.
2 Shares reacquired pursuant to modified "Dutch auction" self-tender offer to repurchase effective May 17, 2019. See Note 12 for further information on the share repurchase program.
3 Additional share purchases were authorized in May 2019 and were made in June 2019. See Note 12 to the Condensed Consolidated Financial Statements for further information on the share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	August 6, 2019

By:	/s/ Douglas B. Bingham

Douglas B. Bingham
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	August 6, 2019

By:	/s/ Tracy L. Marines

Tracy L. Marines
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)