Form 10-Q
period 2019-09-30
Armstrong Flooring, Inc.
filed 2019-11-05
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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

The Registrant had 21,500,208 shares of common stock, $0.0001 par value, outstanding at October 31, 2019.

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales	$165.6	$208.9	$485.0	$574.4
Cost of goods sold	153.8	163.7	414.9	456.2
Gross profit	11.8	45.2	70.1	118.2
Selling, general and administrative expenses	40.0	40.8	110.2	119.0
Operating (loss) earnings	(28.2)	4.4	(40.1)	(0.8)
Interest expense	0.8	0.9	2.7	2.9
Other expense, net	0.7	0.9	1.2	2.2
(Loss) earnings from continuing operations before income taxes	(29.7)	2.6	(44.0)	(5.9)
Income tax (benefit)	—	(0.7)	(3.0)	(1.7)
Net (loss) earnings from continuing operations	$(29.7)	$3.3	$(41.0)	$(4.2)
Earnings from discontinued operations, net of tax	—	4.6	—	12.2
(Loss) gain on disposal of discontinued operations, net of tax	(1.7)	—	7.6	—
Net (loss) earnings from discontinued operations	(1.7)	4.6	7.6	12.2
Net (loss) earnings	$(31.4)	$7.9	$(33.4)	$8.0

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(1.36)	$0.13	$(1.65)	$(0.16)
Basic (loss) earnings per share of common stock from discontinued operations	(0.08)	0.18	0.31	0.47
Basic (loss) earnings per share of common stock	$(1.44)	$0.31	$(1.34)	$0.31

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(1.36)	$0.13	$(1.65)	$(0.16)
Diluted (loss) earnings per share of common stock from discontinued operations	(0.08)	0.17	0.31	0.47
Diluted (loss) earnings per share of common stock	$(1.44)	$0.30	$(1.34)	$0.31

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) earnings	$(31.4)	$7.9	$(33.4)	$8.0
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	(3.7)	(4.7)	(4.3)	(6.2)
Derivative gain (loss)	0.1	(0.6)	(0.7)	1.1
Pension and postretirement adjustments	1.9	0.7	3.7	5.3
Total other comprehensive (loss) income	(1.7)	(4.6)	(1.3)	0.2
Total comprehensive (loss) income	$(33.1)	$3.3	$(34.7)	$8.2

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66.6	$173.8
Accounts and notes receivable, net	43.2	39.0
Inventories, net	111.5	139.5
Income tax receivable	0.9	0.6
Prepaid expenses and other current assets	9.9	18.0
Total current assets	232.1	370.9
Property, plant, and equipment, less accumulated depreciation and amortization of $338.2 and $318.8, respectively	281.2	296.1
Operating lease assets	6.9	—
Intangible assets, less accumulated amortization of $17.3 and $12.0, respectively	27.1	32.0
Deferred income taxes	5.5	5.6
Other noncurrent assets	2.5	3.6
Total assets	$555.3	$708.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$—	$25.0
Current installments of long-term debt	4.0	3.7
Accounts payable and accrued expenses	104.7	141.4
Income tax payable	—	0.5
Total current liabilities	108.7	170.6
Long-term debt	68.1	70.6
Noncurrent operating lease liabilities	3.3	—
Postretirement benefit liabilities	51.9	55.7
Pension benefit liabilities	8.1	11.3
Other long-term liabilities	6.5	6.7
Noncurrent income taxes payable	0.2	0.2
Deferred income taxes	2.0	2.1
Total liabilities	248.8	317.2
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,357,078 issued and 21,499,790 outstanding shares as of September 30, 2019 and 28,284,358 issued and 25,832,193 outstanding shares as of December 31, 2018	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,857,288 shares as of September 30, 2019 and 2,452,165 shares as of December 31, 2018	(89.2)	(39.7)
Additional paid-in capital	678.3	678.6
Accumulated deficit	(219.7)	(186.3)
Accumulated other comprehensive (loss)	(62.9)	(61.6)
Total stockholders’ equity	306.5	391.0
Total liabilities and stockholders’ equity	$555.3	$708.2

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)	—	—	—	—	—	—	(16.7)	(16.7)
Stock-based employee compensation, net	53,908	—	(50,251)	0.9	(0.5)	—	—	0.4
Other comprehensive income	—	—	—	—	—	2.9	—	2.9
March 31, 2019	25,886,101	$—	2,401,914	$(38.8)	$678.1	$(58.7)	$(203.0)	$377.6
Net income	—	—	—	—	—	—	14.7	14.7
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.3)	—	—	—	(51.3)
Stock-based employee compensation, net	93,305	—	(49,130)	0.9	0.1	—	—	1.0
Other comprehensive (loss)	—	—	—	—	—	(2.5)	—	(2.5)
June 30, 2019	21,474,902	$—	6,857,288	$(89.2)	$678.2	$(61.2)	$(188.3)	$339.5
Net (loss)	—	—	—	—	—	—	(31.4)	(31.4)
Stock-based employee compensation, net	24,888	—	—	—	0.1	—	—	0.1
Other comprehensive (loss)	—	—	—	—	—	(1.7)	—	(1.7)
September 30, 2019	21,499,790	$—	6,857,288	$(89.2)	$678.3	$(62.9)	$(219.7)	$306.5

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption of ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	(12.6)	12.6	—
Net (loss)	—	—	—	—	—	—	(10.4)	(10.4)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	(1.0)
Stock-based employee compensation, net	77,258	—	(52,486)	1.0	(0.1)	—	—	0.9
Other comprehensive income	—	—	—	—	—	7.6	—	7.6
March 31, 2018	25,742,127	$—	2,465,863	$(39.9)	$674.1	$(57.5)	$(33.7)	$543.0
Net income	—	—	—	—	—	—	10.5	10.5
Stock-based employee compensation, net	29,313	—	(13,698)	0.2	0.9	—	—	1.1
Other comprehensive (loss)	—	—	—	—	—	(2.8)	—	(2.8)
June 30, 2018	25,771,440	$—	2,452,165	$(39.7)	$675.0	$(60.3)	$(23.2)	$551.8
Net income	—	—	—	—	—	—	7.9	7.9
Stock-based employee compensation, net	55,582	—	—	—	1.7	—	—	1.7
Other comprehensive (loss)	—	—	—	—	—	(4.6)	—	(4.6)
September 30, 2018	25,827,022	$—	2,452,165	$(39.7)	$676.7	$(64.9)	$(15.3)	$556.8
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(33.4)	$8.0
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	35.2	42.3
Inventory write down	13.6	—
Deferred income taxes	(3.5)	1.5
Stock-based compensation	2.4	3.6
(Gain) loss on sale/disposal of discontinued operations	(7.6)	—
U.S. pension expense	4.2	5.1
Other non-cash adjustments, net	(0.2)	0.6
Changes in operating assets and liabilities:
Receivables	(4.5)	(41.3)
Inventories	13.7	(31.7)
Accounts payable and accrued expenses	(22.0)	24.5
Income taxes payable and receivable	(0.2)	3.4
Other assets and liabilities	0.5	1.8
Net cash (used for) provided by operating activities	(1.8)	17.8
Cash flows from investing activities:
Purchases of property, plant and equipment	(22.9)	(24.3)
Net payment related to the sale of discontinued operations	(1.9)	—
Other investing activities	—	0.1
Net cash used for investing activities	(24.8)	(24.2)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	57.0
Payments on revolving credit facility	(25.0)	(48.0)
Financing costs	(0.1)	—
Payments on long-term debt	(3.0)	—
Payments on capital lease	—	(0.2)
Purchases of treasury stock	(51.3)	(1.0)
Proceeds from exercised stock options	0.1	0.7
Value of shares withheld related to employee tax withholding	(0.8)	(0.6)
Net cash (used for) provided by financing activities	(80.1)	7.9
Effect of exchange rate changes on cash and cash equivalents	(0.5)	(1.1)
Net (decrease) increase in cash and cash equivalents	(107.2)	0.4
Cash and cash equivalents at beginning of year	173.8	39.0
Cash and cash equivalents at end of period	$66.6	$39.4
Cash and cash equivalents at end of period from discontinued operations	—	(3.2)
Cash and cash equivalents at end of period from continuing operations	$66.6	$42.6

Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$2.2	$5.2
Interest paid	2.5	2.3
Income taxes paid (refunded), net	1.2	(1.6)
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
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and nine months ended September 30, 2019 and 2018 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
Certain amounts in the prior year’s Condensed Consolidated Financial Statements and related notes thereto have been recast to conform to the 2019 presentation. Otherwise, the accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2018, except as noted below. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.
Recently Adopted Accounting Standards
On January 1, 2019, we adopted ASU 2016-02, "Leases." The guidance, and subsequent amendments issued, requires a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance requires

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions.

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

See Note 10 to the Condensed Consolidated Financial Statements.
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
 The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales
United States	$125.1	$163.8	$371.0	$450.3
China	20.6	21.5	51.1	49.9
Canada	8.7	12.7	29.3	39.8
Other	11.2	10.9	33.6	34.4
Total net sales	$165.6	$208.9	$485.0	$574.4

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

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Loss) earnings from continuing operations before income taxes	$(29.7)	$2.6	$(44.0)	$(5.9)
Income tax (benefit)	—	(0.7)	(3.0)	(1.7)
Effective tax rate	—%	(26.9)%	6.8%	28.8%

Pursuant to ASC 740, we are required to consider all items (including items recorded in discontinued operations and other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations. As such, we recorded year to date income tax benefits of $3.8 million as a result of the income included in discontinued operations and other comprehensive income. The remaining tax expense relates to the mix of income among tax jurisdictions.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. While AFI has no history of tax audits on a stand-alone basis, Armstrong World Industries ("AWI") was routinely audited by U.S. federal, state and local, and non-U.S. taxing authorities. Accordingly, AFI regularly assesses the outcome of potential examinations

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2019 to our unrecognized tax benefits as of December 31, 2018.
As of September 30, 2019, we consider foreign unremitted earnings to be permanently reinvested.
NOTE 5. DISCONTINUED OPERATIONS
In December 2018, we completed the sale of our wood business to TZI. The proceeds from the sale were $90.2 million, net of closing costs, transaction fees and taxes. The transaction was subject to a customary post-closing working capital adjustment process which resulted in us making a $1.9 million payment to TZI in the third quarter of 2019.
The financial results of the wood business have been reclassified as discontinued operations for all periods presented. The Condensed Consolidated Statements of Cash Flows do not separately report the cash flows of the discontinued operation.
The following is a summary of the operating results of the wood business, which are included in discontinued operations.

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Net sales	$100.8	$299.2
Cost of goods sold	85.3	254.6
Gross profit	15.5	44.6
Selling, general and administrative expenses	8.7	27.5
Operating earnings	6.8	17.1
Interest expense	—	—
Other expense, net	—	—
Earnings before income tax	6.8	17.1
Income tax expense	2.2	4.9
Net earnings from discontinued operations	$4.6	$12.2

	Three Months Ended September 30,	Nine Months Ended September 30,
	2018	2018
Depreciation and Amortization	$2.9	$8.8
Capital Expenditures	(1.7)	(5.4)

The following is a summary of the results related to the net (loss) gain on disposal of the wood business which is included in discontinued operations:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	2019	2019
(Loss) gain on disposal of discontinued operations before income tax	$(2.3)	10.3
Income tax (benefit) expense	(0.6)	2.7
Net (loss) gain on disposal of discontinued operations	$(1.7)	$7.6
During the second quarter of 2019, we reached a resolution in our antidumping case resulting in a reversal of a previously recognized liability of $11.4 million, which was reflected in gain on disposal of discontinued operations. See Note 15 for further information.
NOTE 6. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings per share components may not add due to rounding.
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator
Net (loss) earnings from continuing operations	$(29.7)	$3.3	$(41.0)	$(4.2)
Net (loss) earnings from discontinued operations	(1.7)	4.6	7.6	12.2
Net (loss) earnings	$(31.4)	$7.9	$(33.4)	$8.0

Denominator
Weighted average number of common shares outstanding	21,496,319	25,793,019	24,300,804	25,763,550
Weighted average number of vested shares not yet issued	401,402	202,761	552,198	182,091
Weighted average number of common shares outstanding - Basic	21,897,721	25,995,780	24,853,002	25,945,641
Dilutive impact of stock-based compensation plans	—	187,067	—	128,635
Weighted average number of common shares outstanding - Diluted	21,897,721	26,182,847	24,853,002	26,074,276

For the three and nine months ended September 30, 2018, the diluted earnings per share was calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method. For the three and nine months ended September 30, 2019 the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The following awards were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	753,898	111,556	535,111	514,910
Performance awards excluded from diluted computation, as performance conditions not met	330,392	1,003,486	394,632	1,021,883

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	September 30, 2019	December 31, 2018
Customer receivables	$56.8	$45.4
Miscellaneous receivables	4.3	6.2
Less: allowance for product claims, discounts, returns and losses	(17.9)	(12.6)
Total	$43.2	$39.0

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

The following table summarizes the activity for the allowance for product claims:

	Nine Months Ended September 30,
	2019	2018
Balance as of January 1	$(6.4)	$(5.6)
Cumulative effect of adoption of new revenue recognition standard as of January 1	—	(1.7)
Reductions for payments	5.2	5.6
Current year claim accruals	(7.5)	(4.6)
Balance as of September 30	$(8.7)	$(6.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 8. INVENTORIES
The following table presents details related to our inventories, net:

	September 30, 2019	December 31, 2018
Finished goods	$84.8	$110.5
Goods in process	5.1	5.7
Raw materials and supplies	21.6	23.3
Total	$111.5	$139.5

On September 11, 2019, Michel S. Vermette was appointed Chief Executive Officer of the Company and initiated the implementation of a new multi-year inventory optimization plan, which includes focusing on critical products and standardizing procedures to enable better decision making. As a result, we recorded a non-cash inventory write down of $13.6 million during the third quarter of 2019, primarily related to the write down of inventory in certain product categories to estimated liquidation value.

NOTE 9. PREPAID AND OTHER CURRENT ASSETS

The following table presents details related to our prepaid expenses and other current assets:

	September 30, 2019	December 31, 2018
Prepaid expenses	$5.7	$6.8
Merchandising materials	2.7	9.4
Other	1.5	1.8
Total	$9.9	$18.0

Merchandising materials of $6.0 million were written off as obsolete in the third quarter of 2019 in connection with a decreased demand for residential displays following our go to market change in 2018.

NOTE 10. LEASES
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

•	We have elected to use a portfolio approach to determine the discount rate and defined portfolio based on the geographic location of the asset by country and duration of the lease.
The following table summarizes components of lease expense:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease cost
Amortization of right-of-use asset	$—	$0.2
Operating lease cost	1.0	3.1
Short-term lease cost	0.4	1.0
Sublease income	(0.1)	(1.5)
Total lease cost	$1.3	$2.8

In the second quarter of 2019, we recognized $0.9 million and $1.6 million of sublease income and income from non-lease components, respectively, in SG&A expenses related to termination fees received from TZI due to the cancellation of a sublease before the end of the lease term.

The following table summarizes supplemental balance sheet information related to leases:

	Balance Sheet Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$6.9
Finance lease assets	Property, plant and equipment, less accumulated depreciation	0.5
Total lease assets		$7.4

Liabilities
Current
Operating	Accounts payable and accrued expenses	$3.6
Finance	Current installments of long-term debt	0.2
Noncurrent
Operating	Noncurrent operating lease liabilities	3.3
Finance	Long-term debt	0.3
Total lease liabilities		$7.4

The following table summarizes supplemental cash flow information related to leases:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$3.1
Financing cash flows from finance leases	$0.2

The following table summarizes weighted average remaining lease term and weighted average discount rate:

	September 30, 2019
	Weighted Average
	Remaining Lease Term (Years)	Discount Rate

Operating leases	3.4	5.8%
Finance leases	2.7	5.4%

The following table provides future minimum payments at September 30, 2019, by year and in the aggregate, for leases having non-cancelable lease terms in excess of one year:

	Operating Leases	Finance Leases
2019 (Remaining)	$1.1	$0.1
2020	3.6	0.2
2021	1.2	0.1
2022	0.3	0.1
2023	0.3	—
Thereafter	1.3	—
Total	$7.8	$0.5

In our 2018 Form 10-K we disclosed expected future minimum lease payments at December 31, 2018 of $20.4 million. The adoption of ASC 842 reduced the expected future minimum lease payments by removing costs related to non-lease components of existing contracts and agreements no longer defined as operating leases by $8.2 million and $2.3 million, respectively.

The following table provides reconciliation of future minimum lease payments and lease liability:

	September 30, 2019
	Operating Leases	Finance Leases
Future minimum lease payments	$7.8	$0.5
Less: Unamortized interest	0.9	—
Total lease liability	$6.9	$0.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	September 30, 2019	December 31, 2018
Payables, trade and other	$72.1	$99.5
Employment costs	14.4	25.0
Other accrued expenses	14.6	16.9
Current operating lease liabilities	3.6	—
Total	$104.7	$141.4

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Defined-benefit pension, U.S.
Service cost	$0.7	$1.0	$2.0	$2.9
Interest cost	3.7	3.7	11.2	11.0
Expected return on plan assets	(5.4)	(5.6)	(16.2)	(16.7)
Amortization of net actuarial loss	2.5	2.6	7.3	8.0
Total, defined-benefit pension, U.S.	$1.5	$1.7	$4.3	$5.2
Defined-benefit pension, Canada
Interest cost	$0.1	$0.1	$0.4	$0.4
Expected return on plan assets	(0.2)	(0.2)	(0.5)	(0.6)
Amortization of net actuarial loss	0.2	0.1	0.3	0.2
Total, defined-benefit pension, Canada	$0.1	$—	$0.2	$—
Defined-benefit postretirement, U.S.
Service cost	$0.1	$0.1	$0.2	$0.3
Interest cost	0.6	0.7	1.9	2.0
Amortization of net actuarial gains	(0.8)	(0.6)	(2.4)	(1.9)
Total, defined-benefit postretirement, U.S.	$(0.1)	$0.2	$(0.3)	$0.4

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

On May 17, 2019, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $50.0 million in cash of shares of our common stock. As a result of the auction, on June 21, 2019 we purchased 4,504,504 shares of common stock at a purchase price of $11.40 per share, for a total cost of $51.3 million, including fees and expenses. After the completion of the tender offer, we have no remaining authorization to purchase further shares.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive (loss) before reclassifications, net of tax impact of $- , $0.2, ($0.2) and $-	(4.3)	(0.1)	(0.4)	(4.8)
Amounts reclassified from accumulated other comprehensive income	—	(0.6)	4.1	3.5
Net current period other comprehensive (loss) income	(4.3)	(0.7)	3.7	(1.3)
Balance, September 30, 2019	$(2.6)	$0.1	$(60.4)	$(62.9)

Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive (loss) income before reclassifications, net of tax impact of $- , ($0.3), $0.3, and $-	(6.2)	0.7	0.3	(5.2)
Amounts reclassified from accumulated other comprehensive income	—	0.4	5.0	5.4
Net current period other comprehensive (loss) income	(6.2)	1.1	5.3	0.2
Balance, September 30, 2018	$1.5	$0.2	$(66.6)	$(64.9)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$(0.1)	$(0.3)	$—	Cost of goods sold
Foreign exchange contracts - sales	(0.1)	—	(0.3)	0.4	Net sales
Foreign exchange contracts - sales	—	—	—	0.1	Earnings from discontinued operations
Total (income) expense before tax	(0.2)	(0.1)	(0.6)	0.5
Tax impact	—	—	—	(0.1)	Income tax (benefit)
Total (income) expense, net of tax	(0.2)	(0.1)	(0.6)	0.4
Pension and postretirement adjustments
Amortization of net actuarial loss	1.9	2.1	5.2	6.3	Other expense, net
Tax impact	(0.4)	(1.7)	(1.1)	(1.3)	Income tax (benefit)
Total expense, net of tax	1.5	0.4	4.1	5.0
Total reclassifications for the period	$1.3	$0.3	$3.5	$5.4

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded as of September 30, 2019 and December 31, 2018 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
We previously accrued for potential liability for imports of Armstrong Kunshan products made in the (i) second administrative review period (which covered imports of multilayered wood flooring made between December 1, 2012 and November 30, 2013 (AD) and between January 1, 2012 and December 31, 2012 (CVD), and (ii) third administrative review period (which covered all multilayered wood flooring imports made between December 1, 2013 and November 30, 2014 (AD) and between January 1, 2013 and December 31, 2013 (CVD)).
During the second quarter of 2019, we resolved our potential AD liability for the second and third administrative review periods outside of litigation pursuant to a settlement agreement with the Petitioners. As a result, the Petitioners did not appeal the Court of International Trade’s July 3, 2018 ruling ordering DOC to revoke the AD order with respect to Armstrong Kunshan. Accordingly, the revocation of the AD order with respect to Armstrong Kunshan has become final and DOC has instructed U.S. Customs and Border Protection (“CBP”) to liquidate, without imposition of AD duties, entries of subject merchandise produced and exported by Armstrong Kunshan. CBP began liquidating the Armstrong Kunshan entries without imposition of AD duties in May 2019, and we believe this process has been substantially completed.
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

NOTE 16. SUBSEQUENT EVENTS

In November 2019 we announced the planned shutdown of our commercial production line in our South Gate, California plant. Products currently produced on this line will be transitioned to our other U.S. plants, with an expected shutdown of this line on January 3, 2020. As a result of this shutdown, we expect to record accelerated depreciation on the production line assets of between $5 million and $10 million during the next quarter.

On November 1, 2019, we entered into a First Amendment to our Credit Agreement (the "Amendment"). The Amendment amends the Credit Agreement to, among other things, decrease the size of the Credit Facility to $100 million, consisting of a $75 million revolving facility and a $25 million term loan facility (the "Amended Credit Facility"), and converts term loans outstanding in excess of $25 million to revolver borrowings.

The Amendment also modified certain of the Credit Agreement financial covenants. Specifically, the Amended Credit Facility requires that we and our subsidiaries not:

•
Permit the Consolidated Net Leverage Ratio (as defined in the Amendment) to be greater than: (i) 3.00 to 1.00 from the effective date of the Amendment to December 31, 2019, (ii) 3.75 to 1.00 from January 1, 2020 through March 31, 2020, (iii) 2.50 to 1.00 from April 1, 2020 through June 30, 2020, and (iv) 2.00 to 1.00 from July 1, 2020 and thereafter;

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment at any time to be less than 1.25 to 1.00, provided that (i) the aggregate amount of all Capital Expenditures for the period ending September 30, 2019 will be deemed to be $16.5 million for purposes of calculating the Consolidated Fixed Charge Coverage Ratio and (ii) the Consolidated Fixed Charge Coverage Ratio will not be tested for the periods ending December 31, 2019 and March 31, 2020; and

•	Permit Consolidated EBITDA (as defined in the Amendment) to be less than (i) $20 million for the period ending December 31, 2019 and (ii) $15 million for the period ending March 31, 2020.

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

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of September 30, 2019, we operated 8 manufacturing plants in three countries. We operate 6 manufacturing plants located throughout the United States (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia.

Recent Event

On November 14, 2018, we entered into a Stock Purchase Agreement with Tarzan Holdco Inc., ("TZI"), an affiliate of American Industrial Partners ("AIP"), to sell our North American wood flooring business. On December 31, 2018, AIP completed the purchase of all of the issued and outstanding shares of Armstrong Wood Products, Inc., a Delaware Corporation ("AWP"), including its direct and indirect wholly owned subsidiaries. We received proceeds of $90.2 million, net of closing costs, transaction fees and taxes. The transaction was subject to a customary post-closing working capital adjustment process, which resulted in a payment to TZI of $1.9 million in the third quarter of 2019. The historical financial results of the North American wood flooring business have been reflected in our Condensed Consolidated Financial Statements as a discontinued operation for all periods presented.

Employees

As of September 30, 2019 and December 31, 2018, we had approximately 1,700 and 1,800, respectively, full-time and part-time employees worldwide. During the first nine months of 2019, approximately 100 employees transferred to TZI as a result of the end of transition arrangements.

On July 2, 2019, we declared a lockout of the United Steelworkers Local 285 employees at our plant located in Lancaster, Pennsylvania. The lockout, which resulted from the lack of a new ratified contract to replace the previous labor contract that expired on October 9, 2017, involved approximately 150 employees. We reached agreement on a new labor contract in August 2019 and the impacted employees have returned to work. We continued to operate the plant during the lockout.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Operating Expenses

We source certain products from China. Tariff increases drive inflation on these sourced products. Raw material costs have stabilized. Productivity improvements at our manufacturing plants will continue to drive benefits in operating results.

Tariffs

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,				Nine Months Ended September 30,
			Change				Change
(Dollars in millions)	2019	2018	$	%	2019	2018	$	%
Net sales	$165.6	$208.9	$(43.3)	(20.7)%	$485.0	$574.4	$(89.4)	(15.6)%
Cost of goods sold	153.8	163.7	(9.9)	(6.0)%	414.9	456.2	(41.3)	(9.1)%
Gross profit	11.8	45.2	(33.4)	(73.9)%	70.1	118.2	(48.1)	(40.7)%
Selling, general and administrative expenses	40.0	40.8	(0.8)	(2.0)%	110.2	119.0	(8.8)	(7.4)%
Operating (loss) earnings	(28.2)	4.4	(32.6)	NM*	(40.1)	(0.8)	(39.3)	NM*
Interest expense	0.8	0.9	(0.1)		2.7	2.9	(0.2)
Other expense, net	0.7	0.9	(0.2)		1.2	2.2	(1.0)
(Loss) earnings from continuing operations before income taxes	(29.7)	2.6	(32.3)		(44.0)	(5.9)	(38.1)
Income tax (benefit)	—	(0.7)	0.7		(3.0)	(1.7)	(1.3)
Net (loss) earnings from continuing operations	(29.7)	3.3	(33.0)		(41.0)	(4.2)	(36.8)
Earnings from discontinued operations, net of tax	—	4.6	(4.6)		—	12.2	(12.2)
(Loss) gain on disposal of discontinued operations, net of tax	(1.7)	—	(1.7)		7.6	—	7.6
Net (loss) earnings from discontinued operations	(1.7)	4.6	(6.3)		7.6	12.2	(4.6)
Net (loss) earnings	$(31.4)	$7.9	$(39.3)		$(33.4)	$8.0	$(41.4)

NM*: not meaningful

Three months ended September 30, 2019 compared to September 30, 2018
Net Sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$165.6	$208.9	$(43.3)	(20.7)%	(0.5)	(14.9)	(4.4)	(0.9)
Net sales for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018 primarily due to unfavorable volume. Unfavorable volume reflected relative changes in distributor inventory levels compared to the prior year due to significant customer purchases in the distribution channel ahead of U.S. tariffs and weaker performance by several of our distributors. Volume was also lower due to share loss in some categories within the distribution channel. Unfavorable mix was driven by lower relative LVT sales, which was impacted by high distributor stocking in 2018 ahead of tariff increases.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Operating (Loss) Earnings
Operating results for the three months ended September 30, 2019 decreased compared to the three months ended September 30, 2018. 2019 results were impacted by a $13.6 million inventory write down in connection with a change in leadership strategy (see Note 8 to the Condensed Consolidated Financial Statements) and a $6.0 million write off of merchandising materials in connection with a decreased demand of residential displays following our go to market change. In addition, operating results were unfavorably impacted by the margin impact of lower net sales in 2019.

Discontinued Operations: For the three months ended September 30, 2019, a $1.7 million loss on disposal of discontinued operations was primarily related to the working capital adjustment.

Income Tax Benefit: There was no income tax expense for the three months ended September 30, 2019 compared to income tax benefit of $0.7 million for the three months ended September 30, 2018. The change in effective rates was primarily driven by the mix of income among tax jurisdictions and the effects of unbenefitted losses.

Nine months ended September 30, 2019 compared to September 30, 2018
Net Sales
Net sales by percentage point change are shown in the table below:

	Nine Months Ended September 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$485.0	$574.4	$(89.4)	(15.6)%	0.4	(12.0)	(2.5)	(1.5)
Net sales for the nine months ended September 30, 2019 decreased compared to the nine months ended September 30, 2018 primarily due to unfavorable volume. Unfavorable volume reflected relative changes in distributor inventory levels compared to the prior year due to significant customer purchases in the distribution channel ahead of U.S. tariffs, decline in traditional categories and weaker performance by several of our distributors. Volume was also lower due to share loss in some categories within the distribution channel. Unfavorable mix was driven by lower relative LVT sales, which was impacted by high distributor stocking in 2018 ahead of tariff increases.

Operating Loss
Operating results for the nine months ended September 30, 2019 declined compared to the nine months ended September 30, 2018. 2019 results were impacted by lower net sales, a $13.6 million inventory write down in connection with a change in leadership strategy (see Note 8 to the Condensed Consolidated Financial Statements) and a $6.0 million write off of merchandising materials in connection with a decreased demand of residential displays following our go to market change.
Discontinued Operations: For the nine months ended September 30, 2019, a $7.6 million gain on disposal of discontinued operations was realized primarily due to the resolution of our antidumping case. See Note 15 to the Condensed Consolidated Financial Statements for additional information.

Income Tax Benefit: Income tax benefit was $3.0 million for the nine months ended September 30, 2019 compared to income tax benefit of $1.7 million for the nine months ended September 30, 2018. The effective tax rate for the nine months ended September 30, 2019 of 6.8% compared to the rate of 28.8% for the same period of 2018. The change in effective rates was primarily driven by the mix of income among tax jurisdictions and the effects of unbenefitted losses.

Liquidity and Capital Resources
In March 2017, our board of directors authorized a share repurchase program of $50.0 million. The authorization of the repurchase program was aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. From the inception of the program through May 3, 2019, we repurchased 2.5 million shares under the program for a total cost of $41.0 million.
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

On May 17, 2019, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $50.0 million in cash of shares of our common stock. As a result of the auction, on June 21, 2019 we purchased

Management’s Discussion and Analysis of Financial Condition and Results of Operations

4,504,504 shares of common stock at a purchase price of $11.40 per share, for a total cost of $51.3 million, including fees and expenses. After the completion of the tender offer, we have no remaining authorization to purchase further shares.
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
Cash and cash equivalents totaled $66.6 million as of September 30, 2019, of which $50.2 million was held in the U.S.
Cash Flows
The table below shows our cash provided (used) by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended September 30,
	2019	2018
Cash (used for) provided by operating activities	$(1.8)	$17.8
Cash (used for) investing activities	(24.8)	(24.2)
Cash (used for) provided by financing activities	(80.1)	7.9
Operating activities
Operating activities for the nine months ended September 30, 2019 used $1.8 million. Cash was provided by earnings exclusive of net non-cash expenses, primarily depreciation and amortization and inventory impairment, but was more than offset by cash used by changes in working capital, primarily accounts payable and accrued expenses, partially offset by inventory. Operating activities for the nine months ended September 30, 2018 provided $17.8 million of cash. Cash was generated from earnings exclusive of net non-cash expenses, primarily depreciation and amortization, partially offset by changes in working capital.
Investing activities
Net cash used for investing activities of $24.8 million and $24.2 million for the nine months ended September 30, 2019 and 2018, respectively, primarily reflected purchases of property, plant and equipment.
Financing activities
Net cash used for financing activities for the nine months ended September 30, 2019 was $80.1 million. Cash used primarily reflected purchases of treasury stock and repayment of our revolving credit facility. Cash provided in the nine months ended September 30, 2018 was $7.9 million, and primarily reflected net proceeds of debt.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

2023. The Credit Agreement provides for an uncommitted accordion feature that allows us to request an increase in the revolving facility or the term loan facility in an aggregate amount not to exceed $25.0 million.
As of September 30, 2019, the interest rate on the Credit Facility was determined to be 3.5435%. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Credit Facility, which varies according to the net leverage ratio and was 0.15% as of September 30, 2019. Outstanding letters of credit issued under the Credit Facility are subject to fees which are due quarterly in arrears based on the applicable margin described above plus a fronting fee of 0.125%. As of September 30, 2019, the total rate for letters of credit was 1.625%.
As of September 30, 2019, total borrowings outstanding under our Credit Facility were $72.1 million under Term Loan A, while outstanding letters of credit were $3.9 million. We had no borrowings outstanding under the revolving portion of the Credit Facility.
Borrowings under the Term Loan A portion of the Credit Facility are segregated on our Condensed Consolidated Balance Sheet with $67.8 million net of fees shown as a long-term obligation and $3.7 million presented as a short-term obligation due to quarterly principal repayment installments.
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
On November 1, 2019, we entered into a First Amendment to the Credit Agreement (the "Amendment"). The Amendment amends the Credit Agreement to, among other things, decrease the size of the Credit Facility to $100.0 million, consisting of a $75.0 million revolving facility and a $25.0 million term loan facility (the "Amended Credit Facility"), and converts term loans outstanding in excess of $25.0 million to revolver borrowings.
Our foreign subsidiaries had available lines of credit totaling $10.4 million; there were no borrowings under these lines of credit as of September 30, 2019.
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

The Amendment modified certain of the Credit Agreement covenants, including the financial covenants, applicable to us and our subsidiaries. Specifically, the Amended Credit Facility requires that we and our subsidiaries not:

•
Permit the Consolidated Net Leverage Ratio (as defined in the Amendment) to be greater than: (i) 3.00 to 1.00 from the effective date of the Amendment to December 31, 2019, (ii) 3.75 to 1.00 from January 1, 2020 through March 31, 2020, (iii) 2.50 to 1.00 from April 1, 2020 through June 30, 2020, and (iv) 2.00 to 1.00 from July 1, 2020 and thereafter;

•
Permit the Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment at any time to be less than 1.25 to 1.00, provided that (i) the aggregate amount of all Capital Expenditures for the period ending September 30, 2019 will be deemed to be $16.5 million for purposes of calculating the Consolidated Fixed

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Charge Coverage Ratio and (ii) the Consolidated Fixed Charge Coverage Ratio will not be tested for the periods ending December 31, 2019 and March 31, 2020; and

•	Permit Consolidated EBITDA (as defined in the Amendment) to be less than (i) $20.0 million for the period ending December 31, 2019 and (ii) $15.0 million for the period ending March 31, 2020.

As of September 30, 2019, we were in compliance with these covenants.

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

The Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our CEO and CFO concluded that as of September 30, 2019 these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting

As of September 11, 2019, Michel S. Vermette assumed the position of President and CEO, previously held by interim CEO, Larry S. McWilliams.

No other changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2018 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from July 1, 2019 to September 30, 2019:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2019	12,169	$9.99	—	—
August 1 - 31, 2019	1,666	$7.70	—	—
September 1 - 30, 2019	349	$6.45	—	—
Total	14,184		—	—
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description

10.1	Separation and Release Agreement

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	November 5, 2019

By:	/s/ Douglas B. Bingham

Douglas B. Bingham
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	November 5, 2019

By:	/s/ Tracy L. Marines

Tracy L. Marines
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)