Form 10-K
period 2019-12-31
Armstrong Flooring, Inc.
filed 2020-03-10
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware			47-4303305
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer Identification number)

2500 Columbia Avenue,	Lancaster,	PA	17603
(Address of principal executive offices)			(Zipcode)

(717)	672-9611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AFI	New York Stock Exchange

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The aggregate market value of the Common Stock of Armstrong Flooring, Inc. held by non-affiliates based on the closing price ($9.85 per share) on the New York Stock Exchange (trading symbol AFI) as of June 30, 2019 was approximately $129.9 million. As of February 28, 2020 the number of shares outstanding of the registrant’s Common Stock was 21,520,225.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of Armstrong Flooring, Inc.’s definitive Proxy Statement for use in connection with its 2020 annual meeting of stockholders, to be filed no later than April 29, 2020 (120 days after the last day of our 2019 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Annual Report on Form 10-K ("Form 10-K") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•	global economic conditions;

•	competition;

•	availability and costs of raw materials and energy;

•	key customers;

•	construction activity;

•	execution of strategy;

•	international operations;

•	debt covenants;

•	liquidity;

•	debt;

•	information systems and transition services;

•	personnel;

•	intellectual property rights;

•	claims and litigation;

•	labor;

•	internal controls

•	environmental and regulatory matters;

•	outsourcing; and

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

Markets

We hold leadership or significant market share positions in the majority of the product categories and markets in which we operate. We compete in the resilient flooring product category in North America and the Pacific Rim. The majority of our sales are in North America, where we serve both commercial and residential markets. In the Pacific Rim, we are principally focused on commercial markets.

The major markets in which we compete are:

North American Commercial — Our products are used in commercial and institutional buildings. Our revenue opportunities come from new construction as well as renovation of existing buildings. Industry analysts estimate that renovation work represents the majority of the total North American commercial market opportunity. Most of our revenue comes from three major segments of commercial building: education, healthcare and retail. We monitor U.S. construction starts and follow project activity. Our revenue from new construction can lag behind construction starts by as much as twenty-four months given that the installation of flooring typically occurs later in the construction process. We also monitor architectural activity, gross domestic product ("GDP") and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction. We also believe that consumer preferences for product type, style, color, availability, performance attributes and affordability significantly affect our revenue.

North American Residential — We sell products for use in single and multi-family housing. Homeowners, contractors, builders, and property management firms can choose from our innovative flooring products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, stone, wood and ceramic products, which we do not offer.

Our products are used in new home construction and existing home renovation work. Industry analysts estimate that existing home renovation (also known as replacement/remodel) work represents a majority of the total

North American residential market opportunity. We monitor key U.S. statistics including existing home sales (a key indicator for renovation opportunity), housing starts, housing completions, home prices, interest rates and consumer confidence. We believe there is some longer-term correlation between these statistics and our revenue after reflecting a lag period of several months between a change in these indicators and our operating results. However, we believe that consumers’ preferences for product type, style, color, availability, performance attributes and affordability also significantly affect our revenue. Further, changes in inventory levels and/or product focus at national home centers and independent wholesale flooring distributors can significantly affect our revenue.

Outside of North America — We also serve commercial markets in the Pacific Rim region with approximately 90% of the sales in this region coming from China and Australia. The commercial segments we serve are similar to the North American market (education, retail and healthcare). However there is a higher penetration of resilient flooring in the hospitality and infrastructure segments in China than we see in North America. For the countries where we have significant revenue, we monitor various national statistics (such as GDP) as well as construction data (starts and project-related information).

The following table provides an estimate of our 2019 net sales, by major markets.

North American Commercial		North American Residential		Outside of North America
New	Renovation	New	Renovation	New	Renovation	Total
10%	35%	5%	30%	15%	5%	100%

Management has estimated the above data as the end-use of our products is not easily determinable.

Products

Luxury vinyl tile ("LVT") - LVT represents the fastest growing resilient flooring product category. Through enhanced wear layers and coatings, LVT delivers improved durability and lower maintenance over traditional vinyl tile. In addition, the utilization of advanced printing and embossing technology provides LVT with upgraded visual realism in a wide variety of attractive wood and stone designs. LVT’s modular format offers a wide range of installation options for the professional and do-it-yourself installer, with an enhanced ease of installation when compared to other products such as wood or ceramic tile; this can be seen with the growing popularity of floating and rigid LVT floors. The largest market for LVT is North America.

Vinyl composition tile ("VCT") - VCT is a flooring material composed of polyvinyl chloride chips formed into solid sheets and cut into modular shapes. We are the largest producer of VCT. The market for VCT, which is primarily used in commercial environments, is a mature and well-structured category.

Vinyl sheet - Vinyl sheet is a resilient flooring product that comes in a roll that is cut to size. We produce and sell vinyl sheet product for both residential and commercial markets. We have experienced a decline in demand for our traditional resilient products, particularly vinyl sheet products used in residential applications. The decline in vinyl sheet is driven by loss of market share to competitors as well as consumer trends, which have continued to favor alternate products, including LVT products.

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

Approximately 80% of our consolidated net sales in 2019 are to distributors. Sales to large home centers account for approximately 15% of our consolidated sales in 2019. Our remaining sales are primarily to other retailers, end-use customers and contractors.

The Belknap White Group, which includes J. J. Haines and Company, Inc., accounted for 10% or more of our total consolidated net sales in 2019.

Working Capital

We produce goods for inventory and sell on credit to our customers. Our distributors carry inventory as needed to meet local or rapid delivery requirements. We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. These practices are typical within the industry.

Competition

We face strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient flooring products compete with carpet, stone, wood, ceramic products and stained concrete. There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors:

Congoleum Corporation, Engineered Floors, LLC, Forbo Holding AG, Gerflor Group, HMTX Industries (including Metroflor Corporation), Interface, Inc., Mannington Mills, Inc., Mohawk Industries, Inc., Nora Systems GmbH (division of Interface, Inc), Shaw Industries, Inc., and Tarkett AG.

We also compete with private label brokers.

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

In general, adequate supplies of raw materials are available. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, shifts in demand by other industries competing for the same materials, transportation disruptions and/or business decisions made by, or events that affect, our suppliers. If these suppliers were unable to satisfy our requirements, we believe alternative supply arrangements would be available.

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs.

Sourced Products

Some of our products are sourced from third parties. Our primary sourced products include LVT, vinyl sheet, installation and maintenance materials and accessories. We purchase most of our sourced products from suppliers that are located outside of the U.S., primarily from Asia. Sales of sourced products represented approximately 30% of our total consolidated revenue in 2019.

In general, adequate supplies of sourced products are available. However, availability can change for a number of reasons, including environmental conditions, laws and regulations, production and transportation disruptions and/or business decisions made by, or events that affect, our suppliers. If these suppliers were unable to satisfy our requirements, we believe alternative supply arrangements would be available.

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

We own or have a license to use certain trademarks, including, without limitation, Armstrong®, Alterna®, BBT®, Diamond 10® Technology, Excelon®, Imperial®, Initiator™, Inspiring Great Spaces®, Luxe Plank®, Medintech®, Memories™, Natural Creations®, Station Square™, StrataMax®, Timberline®, and Vivero®, which are important to our business because of their significant brand name recognition. Trademark protection continues in some countries as long as the mark is used, and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

We sublicense certain patents and trademarks to AHF, LLC, a subsidiary of TZI.

Employees

As of December 31, 2019, we had approximately 1,600 full-time and part-time employees worldwide. During 2019 approximately 100 employees transferred to TZI as a result of the end of transition arrangements. Approximately 40% of our 800 production and maintenance employees are represented by labor unions. During 2019 we negotiated new union contracts at two plants. Contracts for remaining employees expire between 2020 and 2022. We believe that our relations with our employees are satisfactory.

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

On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between May 6, 2018 and November 4, 2019.  We cannot predict the duration or outcome of this suit at this time.  As a result, we are unable to estimate the reasonably possible loss arising from this lawsuit.  The Company intends to vigorously defend itself in this matter.

We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. There were no material liabilities recorded at December 31, 2019 for potential environmental liabilities on a global basis that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 22 to the Consolidated Financial Statements and Risk Factors in this Form 10-K for information regarding the possible effects that compliance with environmental laws and regulations may have on our businesses and operating results.

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

We compete with numerous flooring manufacturers in highly competitive markets. Competition can affect customer preferences, reduce demand for our products, negatively affect our product sales mix, leverage greater financial resources, or cause us to lower prices, any or all which could adversely affect our financial condition, liquidity or results of operations.

Our markets are highly competitive. We compete for sales of flooring products with many manufacturers and independent distributors of resilient flooring as well as with manufacturers who also produce other types of flooring products. Some of our competitors have greater financial resources than we do. Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Our customers consider our products' performance, content, and styling, as well as customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets whether for performance, product content, styling preferences, or our inability to develop and offer new competitive performance features, could have an adverse effect on our sales. Regulatory action or new product standards could also steer consumers away from our products.

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

If the availability of direct materials (raw materials, packaging, sourced products, energy) decreases, or these costs increase and we are unable to pass along increased costs, our financial condition, liquidity or results of operations could be adversely affected.

The availability and cost of direct materials, including raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of petrochemical-based raw materials in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. We also source from overseas and could be subject to international trade costs, such as tariffs, transportation and foreign exchange rates, or international epidemics, including, without limitation, the recent Coronavirus outbreak that originated in China. There is also a concentration of our sourced products in an emerging market, which subjects us to legislative, political, regulatory and economic volatility and vulnerability. This dependency and any limited availability could cause us to reformulate products or limit our production. Decreased access to direct materials and energy or significant increased cost to purchase these items, as well as increased transportation and trade costs, delays due to government-mandated initiatives in response to the Coronavirus, and any corresponding inability to pass along such costs through price increases or meet demand requirements, as applicable, could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Failure to successfully execute our strategy to transform and modernize our business and related investment costs may materially adversely affect our market position, financial condition, liquidity or results of operations.

We recently announced our strategy to transform and modernize our business, including through go-to-market efforts featuring expanded customer reach, simplification of our business processes, strengthened product innovation and optimized production capabilities.  Our inability to execute on any of these strategies, including through any failure to invest sufficiently, or to realize intended revenue, margin, SG&A, working capital or capital expenditure benefits or improvements, could have a material adverse effect on our financial condition, liquidity or results of operations.

We are subject to risks associated with our international operations in both established and emerging markets. Legislative, political, regulatory and economic volatility, as well as vulnerability to infrastructure and labor disruptions, could have an adverse effect on our financial condition, liquidity or results of operations.

A portion of our products move in international trade, with approximately 20% of our revenues from operations outside the United States and Canada in 2019. Our international trade is subject to currency exchange fluctuations, trade regulations, tariffs, import duties, logistics costs, delays and other related risks, including, for example, the recent Coronavirus outbreak that originated in China. Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems, and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

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

Our $100 million senior secured asset-based revolving facility (the “ABL Facility”) and the underlying credit agreement that governs our indebtedness includes covenants that, among other things, may impose significant operating and financial restrictions, including restrictions or limitations on our ability to engage in activities that may be in our best long-term interests. The ABL Facility includes covenants that, among other things, require us to provide the bank group’s agent (the “Agent”) with certain information with respect to us and the borrowing base and to maintain or otherwise preserve the collateral in favor of the Agent and further restricts our ability to make acquisitions and repurchase equity. Under the terms of the ABL Facility, we are required to maintain a specified fixed charge coverage and net leverage ratios. Our ability to meet these ratios could be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of the restrictive covenants or ratios would result in a default under the ABL Facility. If any such default occurs, the lenders under the ABL Facility may be able to elect to declare all outstanding borrowings under our facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest. The lenders may also have the right in these circumstances to terminate commitments to provide further borrowings.

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

In addition, claims and investigations may arise related to patent infringement, distributor relationships, commercial contracts, antitrust or competition law requirements, employment matters, employee benefits issues, data privacy and other compliance and regulatory matters, including anti-corruption and anti-bribery matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. While we have processes and policies designed to mitigate these risks and to investigate and address such claims as they arise, we will not be able to predict or, in some cases, control the costs to defend or resolve such claims.

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

We have identified a material weakness in our internal control over financial reporting. Failure to achieve and maintain effective internal control over financial reporting could result in our failure to accurately report our financial results.

In connection with the assessment of the effectiveness of our internal over financial reporting as of December 31, 2019, we identified a material weakness following our determination that we did not maintain information technology general controls (“ITGCs”) over two information technology (“IT”) systems that support our processing of certain sales incentives, which are recorded as a reduction of net sales and accounts receivable. These control deficiencies resulted from inadequate risk-assessment processes in financial reporting and failure to implement monitoring control activities when involving a third party service provider. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our consolidated financial statements would not be prevented or detected on a timely basis. These control deficiencies did not result in any identified misstatements to our consolidated financial statements as of and for the year ended December 31, 2019 and there were no changes to previously released financial results. However, if not remediated, these deficiencies could result in misstatements to our consolidated financial statements that would be material and would not be prevented or detected on a timely basis. As of March 10, 2020, this material weakness had not been remediated.

We will evaluate our related risk assessment processes and implement measures designed to ensure that control deficiencies contributing to this material weakness are remediated, such that controls, including ITGCs and monitoring controls, are designed, implemented, and operating effectively. We will not be able to fully remediate this material weakness, however, until the controls are designed, implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. Furthermore, we cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the control deficiencies that led to the material weakness in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. If we are unable to successfully remediate the existing or any future material weaknesses in our internal control over financial reporting, or identify any additional material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to the New York

Stock Exchange listing requirements, investors may lose confidence in our financial reporting, and our share price may decline as a result.

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

We outsource our information technology infrastructure which makes us more dependent upon third parties.

In an effort to make our information technology (“IT”) functions more efficient, increase related capabilities, as well as generate cost savings, we outsource a significant portion of our IT infrastructure to a third party service provider. As a result, we rely on the third party to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results, and potentially, termination of provisions of these services by our supplier. A failure of our service provider to perform may have a material adverse effect on our financial condition, liquidity or results of operations.

Risks Related to our Common Stock

Our stock price is subject to volatility.

Our stock price has experienced price volatility in the past and may continue to do so in the future. We, the flooring industry and the stock market have experienced stock price and volume fluctuations that have affected stock prices in ways that may have been unrelated to operating performance.

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
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our world headquarters is located in Lancaster, Pennsylvania. We lease our corporate headquarters.

We produce and market our flooring products and services throughout the world, owning and operating eight manufacturing plants in three countries. We operate six manufacturing plants located throughout the United States, (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia.

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

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFI’s common shares trade on the New York Stock Exchange under the ticker symbol “AFI.” As of February 28, 2020, there were approximately 195 holders of record of AFI’s common stock.

There were no dividends declared during 2019 or 2018.

We completed a modified "Dutch auction" self-tender offer on June 21, 2019. See Note 21 to the Consolidated Financial Statements for additional information.

Issuer Purchases of Equity Securities

The following table includes information about our stock repurchases from October 1, 2019 to December 31, 2019:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31, 2019	164	$6.09	—	—
November 1 - 30, 2019	14,861	$6.60	—	—
December 1 - 31, 2019	62	$4.26	—	—
Total	15,087		—	—
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

	Year Ended December 31,
(Dollars in millions, except per share data)	2019	2018	2017	2016	2015
Income statement data
Net sales	$626.3	$728.2	$704.1	$710.1	$716.9
Operating (loss)	(61.1)	(17.4)	(12.7)	(12.5)	(11.7)
(Loss) from continuing operations	(68.9)	(19.1)	(17.1)	(16.2)	(6.4)
Per common share - basic (1)	$(2.85)	$(0.73)	$(0.63)	$(0.58)	$(0.23)
Per common share - diluted (1)	(2.85)	(0.73)	(0.63)	(0.58)	(0.23)
Dividends declared per share of common stock	—	—	—	—	—
Balance sheet data (end of period)
Total assets	$502.2	$708.2	$890.1	$904.4	$870.6
Long-term debt	42.5	70.6	85.0	20.0	10.2

(1) For 2015, basic and diluted (loss) per share were calculated based on 27,738,779 shares of AFI common stock distributed on April 1, 2016.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient flooring products primarily in North America and the Pacific Rim. As of December 31, 2019, we operated 8 manufacturing plants in three countries, including 6 manufacturing plants located throughout the U.S. and one plant each in China and Australia.

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

On November 14, 2018, AFI entered into a Stock Purchase Agreement with Tarzan Holdco Inc., ("TZI"), an affiliate of American Industrial Partners ("AIP"), to sell our North American wood flooring business. On December 31, 2018 AIP completed the purchase of all of the issued and outstanding shares of Armstrong Wood Products, Inc., a Delaware Corporation ("AWP"), including its direct and indirect wholly owned subsidiaries. We received proceeds of $90.2 million, net of closing costs, transaction fees and taxes. The transaction was subject to a customary post-closing working capital adjustment process, which resulted in a payment to TZI of $1.9 million in 2019. The historical financial results of the North American wood flooring business have been reflected in our Consolidated Financial Statements as a discontinued operation for all periods presented.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

We continue to see a decline in demand for our traditional resilient products, including VCT and particularly vinyl sheet products used in residential applications. The decline in vinyl sheet is driven by loss of market share to competitors as well as consumer trends, which have continued to favor alternate products, including luxury vinyl tile ("LVT") products.

The flooring market continues to experience LVT growth. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets.

We are the largest producer of VCT which is primarily used in commercial environments.

Operating Expenses

We source certain products from China. Tariff increases drive inflation on these sourced products. Raw material costs have stabilized and in some areas have improved. Productivity improvements at our manufacturing plants will continue to drive benefits in operating results.

Tariff

The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. This tariff increase has an impact on products we import from China. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products. On November 8, 2019, an exclusion on tariffs of certain flooring products was announced. The exclusion applies retroactively to September 24, 2018. We will be filing for tariff refunds on these products in 2020. A portion of the refunds may be shared with our customers who purchased the impacted products. In addition, we reduced prices on select impacted products in the fourth quarter of 2019.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2019 Compared to 2018

Consolidated Results from Continuing Operations

	Year Ended December 31,
			Change
(Dollars in millions)	2019	2018	$	%
Net sales	$626.3	$728.2	$(101.9)	(14.0)%
Cost of goods sold	541.0	585.0	(44.0)	(7.5)%
Gross profit	85.3	143.2	(57.9)	(40.4)%
Selling, general and administrative expenses	146.4	160.6	(14.2)	(8.8)%
Operating (loss)	(61.1)	(17.4)	(43.7)	NM
Interest expense	4.4	4.8	(0.4)
Other expense, net	1.8	2.9	(1.1)
(Loss) from continuing operations before income taxes	(67.3)	(25.1)	(42.2)
Income tax expense (benefit)	1.6	(6.0)	7.6
(Loss) from continuing operations	(68.9)	(19.1)	(49.8)
Earnings (loss) from discontinued operations, net of tax	—	9.9	(9.9)
Gain (loss) on disposal of discontinued operations, net of tax	10.4	(153.8)	164.2
Net earnings (loss) from discontinued operations	$10.4	$(143.9)	$154.3
Net (loss)	$(58.5)	$(163.0)	$104.5
_____________
NM: not meaningful

Net Sales

Net sales by percentage point change are shown in the table below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$626.3	$728.2	$(101.9)	(14.0)%	(0.1)	(9.8)	(3.2)	(0.9)

Net sales for the year ended December 31, 2019 decreased compared to the year ended December 31, 2018 primarily due to unfavorable volume. Unfavorable volume reflected relative changes in distributor inventory levels compared to the prior year due to significant customer purchases in the distribution channel in 2018 ahead of U.S. tariffs and decline in traditional categories. Volume was also lower due to share loss in some categories within the distribution channel. Unfavorable mix was driven by lower relative LVT sales, which was impacted by higher distributor stocking in 2018 ahead of tariff increases.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Operating (Loss)

Operating results for the year ended December 31, 2019 declined compared to the year ended December 31, 2018. The results were impacted by the margin impact of lower net sales, a $13.6 million inventory write down in connection with a change in product strategy (see Note 12 to the Consolidated Financial Statements), a $5.9 million write off of merchandising materials in connection with a decreased demand of residential displays following our go to market change (see Note 13 to the Consolidated Financial Statements) and $4.6 million of accelerated depreciation expense recorded in connection with the shutdown of our commercial production line in our South Gate, California plant, partially offset by a decrease in SG&A expenses, primarily due to $18.9 million of income received from transition services agreements with TZI and lower incentive compensation expense.

Other expense, net: Other expense, net of $1.8 million and $2.9 million for the years ended December 31, 2019 and 2018, respectively, primarily reflected costs for defined-benefit pension and postretirement plans.

Income tax expense (benefit): For the year ended December 31, 2019 we recorded an income tax expense of $1.6 million compared to an income tax benefit of $6.0 million for the year ended December 31, 2018. The effective tax rates were (2.4%) and 23.9% for the years ended December 31, 2019 and 2018, respectively. The change in effective rates was primarily driven by changes in the mix of income among tax jurisdictions and categories other than continuing operations, as well as the effects of unbenefitted losses.

Discontinued operations: For the year ended December 31, 2019, a $10.4 million gain on disposal of discontinued operations was realized primarily due to the resolution of our antidumping case. See Note 22 to the Consolidated Financial Statements for additional information. The 2018 loss on disposal of discontinued operations of $153.8 million related to our sale of the North American wood flooring business. This loss was partially offset by $9.9 million earnings from discontinued operations which reflected the operating results of the North American wood flooring business prior to the sale. See Note 9 to the Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

2018 Compared to 2017

Consolidated Results from Continuing Operations

	Year Ended December 31,
			Change
(Dollars in millions)	2018	2017	$	%
Net sales	$728.2	$704.1	$24.1	3.4%
Cost of goods sold	585.0	553.0	32.0	5.8%
Gross profit	143.2	151.1	(7.9)	(5.2)%
Selling, general and administrative expenses	160.6	163.8	(3.2)	(2.0)%
Operating (loss)	(17.4)	(12.7)	(4.7)	NM
Interest expense	4.8	2.7	2.1
Other expense, net	2.9	3.7	(0.8)
(Loss) from continuing operations before income taxes	(25.1)	(19.1)	(6.0)
Income tax (benefit)	(6.0)	(2.0)	(4.0)
(Loss) from continuing operations	(19.1)	(17.1)	(2.0)
Earnings (loss) earnings from discontinued operations, net of tax	9.9	(24.7)	34.6
(Loss) on disposal of discontinued operations, net of tax	(153.8)	—	(153.8)
Net (loss) from discontinued operations	$(143.9)	$(24.7)	$(119.2)
Net (loss)	$(163.0)	$(41.8)	$(121.2)
_____________
NM: not meaningful

Net Sales

Net sales by percentage point change are shown in the table below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2018	2017	$	%	Price	Volume	Mix	Currency
	$728.2	$704.1	$24.1	3.4%	1.0	(2.2)	4.5	0.1

Net sales for the year ended December 31, 2018 increased compared to the year ended December 31, 2017 primarily due to favorable mix, increase in price in response to higher input costs and significant customer purchases in the distribution channel in 2018 ahead of U.S. tariffs, partially offset by lower volume. Double-digit sales growth in LVT contributed to favorable mix while volume was impacted by declines in traditional categories.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Income tax expense: For the year ended December 31, 2018, income tax benefit was $6.0 million compared to an income tax benefit of $2.0 million for the year ended December 31, 2017. The effective tax rates were 23.9% and 10.5% for the years ended December 31, 2018 and 2017, respectively. The tax benefit rate was higher in 2018 primarily due to domestic valuation allowances established during the prior period and the release of foreign valuation allowances in 2018 offset by the reduction in the U.S. tax rate from 35% to 21% in 2018.

Discontinued operations: For the years ended December 31, 2018 and December 31, 2017 discontinued operations earnings of $9.9 million and loss of $24.7 million, respectively, reflected the operating results of the North American wood flooring business. In 2018, we recognized a loss on the sale of the North American wood flooring business of $153.8 million. See Note 9 to the Consolidated Financial Statements.

Liquidity and Capital Resources

In March 2017, our board of directors authorized a share repurchase program of up to $50.0 million. The authorization of the repurchase program was aligned with our goal to increase the efficiency of our capital structure over time while preserving sufficient liquidity to invest in growth projects and other value-accretive opportunities. From inception of the program through May 3, 2019, we repurchased 2.5 million shares under the program for a total cost of $41.0 million.

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

On May 17, 2019, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $50.0 million in cash of shares of our common stock. As a result of the auction, on June 21, 2019 we purchased 4,504,504 shares of common stock at a purchase price of $11.42 per share, for a total cost of $51.4 million, including fees and expenses. After the completion of the tender offer, we have no remaining authorization to purchase further shares.

Any shares not used to fulfill employee stock award obligations are held in treasury.

Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations, proceeds from asset sales and borrowings under our secured ABL Facility described below. We believe these sources are sufficient to fund our capital needs, planned capital expenditures, and to meet our interest and other contractual obligations in the near term. Our liquidity needs for operations vary throughout the year with the majority of our cash flows generated in the second and third quarters. We believe the absence of cash flow from discontinued operations will not materially impact our future liquidity and capital resources.

Cash and cash equivalents totaled $27.1 million as of December 31, 2019 of which $9.1 million was held in the U.S.

Cash Flows

The discussion that follows includes cash flows related to discontinued operations.

The table below shows our cash (used for) provided by operating, investing and financing activities:

Management's Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
(Dollars in millions)	2019	2018	2017
Cash (used for) provided by operating activities	$(6.0)	$62.5	$62.9
Cash (used for) provided by investing activities	(29.4)	60.6	(80.5)
Cash (used for) provided by financing activities	(111.1)	13.3	24.4

Operating activities

Operating activities for 2019 used $6.0 million of cash. Cash used was primarily due to changes in working capital, primarily accounts payable and accrued expenses, partially offset by inventory. Changes in working capital were partially offset by earnings exclusive of net non-cash expenses, primarily depreciation and amortization.

Operating activities for 2018 provided $62.5 million of cash. Cash was generated through earnings exclusive of non-cash expenses, primarily loss on sale of discontinued operations and depreciation and amortization. Changes in working capital primarily reflected higher inventory levels, higher accounts payable and accrued expenses, and lower accounts receivable.

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

Investing activities

Investing activities for 2019 used cash of $29.4 million primarily for purchases of property, plant and equipment.

Investing activities for 2018 provided cash of $60.6 million primarily due to the net proceeds from the sale of discontinued operations, partially offset by purchases of property, plant and equipment.

Net cash used for investing activities of $80.5 million for the year ended December 31, 2017 was primarily due to purchases of property, plant and equipment. Included in the outflow was the cash paid for the acquisition of the VCT assets of Mannington Mills, Inc. for $36.1 million including transaction costs.

Financing activities

Net cash used for financing activities for 2019 of $111.1 million was primarily for purchase of treasury stock and net payments of debt.

Net cash provided by financing activities for 2018 was $13.3 million which primarily reflected proceeds from our new debt facility, partially offset by net payments on our ABL facility.

Cash provided in 2017 was $24.4 million which primarily reflected net proceeds from debt partially offset by purchases of treasury stock.

Debt

In connection with the sale of the wood business, on December 31, 2018, we entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided us with a $150.0 million secured credit facility (the "Credit Facility"), consisting of a $75.0 million revolving facility and a $75.0 million term loan facility. The revolving facility included

Management's Discussion and Analysis of Financial Condition and Results of Operations

a $25.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing line loans. The Credit Facility is scheduled to mature on December 31, 2023. The Credit Agreement provided for an uncommitted accordion feature that allowed us to request an increase in the revolving facility or the term loan facility in an aggregate amount not to exceed $25.0 million.

On November 1, 2019, we entered into a First Amendment to the Credit Agreement (the "Amendment"). The Amendment amends the Credit Agreement to, among other things, decrease the size of the Credit Facility to $100.0 million, consisting of a $75.0 million revolving facility and a $25.0 million term loan facility (the "Amended Credit Facility"), and converted term loans outstanding in excess of $25.0 million to revolver borrowings.

On December 18, 2019, we entered into a Second Amendment to the Credit Agreement which converts the entire Credit Facility of $100.0 million to an asset-based revolving credit facility ("ABL Facility"). Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories and select machinery and equipment of our wholly owned domestic subsidiaries. The Second Amendment also decreased the Letter of Credit sublimit from $25.0 million to $20.0 million.

As of December 31, 2019, total borrowings outstanding under our ABL Facility were $42.2 million, while outstanding letters of credit were $3.9 million.

Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, which varies according to the net leverage ratio and was 2.25% as of December 31, 2019. As of December 31, 2019, the interest rate of 3.94% was determined using the LIBOR plus applicable margin. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving ABL Facility, which varies according to the net leverage ratio and was 0.20% as of December 31, 2019. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 2.375% as of December 31, 2019.

All obligations under the ABL Facility are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the ABL Facility, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the ABL Facility and other security and collateral documents.

Due to its stated five-year maturity, this obligation in presented as long-term obligation in our Consolidated Balance Sheet. However, we may repay this obligation at any time, without penalty.

Debt Covenants

The Second Amendment modifies a number of covenants that, among other things, require us to provide Bank of America ("the Agent") with certain information with respect to the Company and the borrowing base and to maintain or otherwise preserve the collateral in favor of the Agent and further restricts our ability to make acquisitions and modifies restrictions on our ability to repurchase equity.

In addition, the Second Amendment also amends certain financial covenants applicable to us and our subsidiaries. The ABL Facility requires, among other things, that we maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Second Amendment) during a Financial Covenant Trigger Period (as defined in the Second Amendment) of at least 1.00 to 1.00 as well as meet a minimum Consolidated EBITDA (as defined in the Second Amendment) and limit on capital expenditures.

Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2019 the Fixed Charge Coverage Ratio covenant was not applicable. As of December 31, 2019, we were in compliance with the minimum Consolidated EBITDA covenant.

Off-Balance Sheet Arrangements

No disclosures are required pursuant to Item 303(a)(4) of Regulation S-K.

Contractual Obligations

As part of our normal operations, we enter into numerous contractual obligations that require specific payments during the term of the various agreements. The following table includes amounts under contractual obligations existing as of December 31, 2019. Only known payments that are dependent solely on the passage of time are included. Obligations under contracts that contain minimum payment amounts are shown at the minimum payment amount. Contracts that contain variable payment structures without minimum payments are excluded. Purchase orders that are entered into in the normal course of business are also excluded because they are generally cancelable and not legally binding. Amounts are presented below based upon the currently scheduled payment terms. Actual future payments may differ from the amounts presented below due to changes in payment terms or events affecting the payments.

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Debt	$—	$—	$—	$42.2	$—	$—	$42.2
Operating lease obligations (1)	3.6	1.3	0.3	0.2	0.2	1.1	6.7
Finance lease obligation	0.3	0.2	0.1	—	—	—	0.6
Scheduled interest and fee payments (2)	2.0	2.0	2.8	3.4	—	—	10.2
Unconditional purchase obligations (3)	14.6	1.4	—	—	—	—	16.0
Pension contributions (4)	0.2	—	—	—	—	—	0.2
Other obligations(5)	10.1	—	—	—	—	—	10.1
Total contractual obligations	$30.8	$4.9	$3.2	$45.8	$0.2	$1.1	$86.0
_____________
(1) Operating lease obligations include the minimum payments due under existing agreements with non-cancelable lease terms in excess of one year.
(2) For debt with variable interest rates, we projected future interest payments based on market interest rates and the balance outstanding as of December 31, 2019.
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
(4) Pension contributions include estimated required contributions for our defined-benefit pension plans. We are not presenting estimated payments in the table above beyond 2020 as funding can vary significantly from year to year based upon changes in the fair value of plan assets, funding regulations and actuarial assumptions.
(5) Other obligations include inventory in transit where the title has not been assumed by us, however we are committed to make payment once the shipment reaches its destination as per the contract.

The table does not include $0.7 million of unrecognized tax benefits under ASC 740 "Income Taxes." Due to the uncertainty relating to these positions, we are unable to reasonably estimate the ultimate amount or timing of the settlement of these issues. See Note 8 to the Consolidated Financial Statements for more information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This table excludes obligations related to postretirement benefits since we voluntarily provide these benefits. The amount of benefit payments we made in 2019 was $7.0 million. See Note 18 to the Consolidated Financial Statements for additional information regarding future expected cash payments for postretirement benefits.

We are party to supply agreements, some of which require the purchase of inventory remaining at the supplier upon termination of the agreement. The last such agreement will expire in 2020. Had these agreements terminated as of December 31, 2019, we would have been obligated to purchase approximately $1.9 million of inventory. Historically, due to production planning, we have not had to purchase material amounts of product at the end of similar contracts. Accordingly, no liability has been recorded for these guarantees.

Letters of credit are issued to third party suppliers, insurance and financial institutions and typically can only be drawn upon in the event of our failure to pay our obligations to the beneficiary. This table summarizes the commitments we have available in the U.S. for use as of December 31, 2019. Letters of credit are currently arranged through our Credit Facility. See Note 17 to the Consolidated Financial Statements for more information.

(Dollars in millions)	2020	2021	2022	2023	2024	Thereafter	Total
Other Commercial Commitments
Letters of credit	$3.9	—	—	—	—	—	$3.9

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

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA only above median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2019, we assumed a discount rate of 3.25% for the U.S. defined-benefit pension plans. As of December 31, 2019, we assumed a discount rate of 3.20% for the U.S. postretirement plans. The effects of any change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would be expected to change 2020 operating income by approximately $1.0 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We manage two U.S. defined-benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based on historical information. These forecasted gross returns are reduced by estimated management fees and expenses. The actual return on plan assets achieved for 2019 was 19.20%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2019 U.S. pension cost was 6.30%. We have assumed a return on plan assets during 2020 of 5.70%. The 2020 expected return on assets was calculated in a manner consistent with 2019. A one-quarter percentage point increase or decrease in the 2020 assumption would be expected to increase or decrease 2020 operating income by approximately $0.9 million.

We use the Society of Actuaries Pri-2012 Generational Mortality Table with MP-2019 projection scales.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the expected remaining service period of plan participants, which is approximately eight years for our U.S. pension plans and ten years for our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

See Note 18 to the Consolidated Financial Statements for additional information.

Impairments of Tangible and Intangible Assets— We review long-lived asset groups, which include long-lived tangible and intangible assets, for impairment when indicators of impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

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

There were no material impairment charges in 2019.

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

See Notes 2 and 15 to the Consolidated Financial Statements for additional information.

Income Taxes — Our effective tax rate is primarily determined based on our pre-tax income and the statutory income tax rates in the jurisdictions in which we operate. The effective tax rate also reflects the tax impacts of items treated differently for tax purposes than for financial reporting purposes. Some of these differences are permanent, such as expenses that are not deductible in our tax returns, and some differences are temporary, reversing over time, such as

Management's Discussion and Analysis of Financial Condition and Results of Operations

depreciation expense. These temporary differences create deferred income tax assets and liabilities. Deferred income tax assets are also recorded for net operating loss (“NOL”) carryforwards.

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

As further described in Note 8 to the Consolidated Financial Statements, our Consolidated Balance Sheet as of December 31, 2019 includes net deferred income tax assets of $32.3 million. Included in this amount are deferred federal income tax assets for postretirement and postemployment benefits of $17.5 million, foreign NOL deferred tax assets of $10.5 million, state NOL deferred income tax assets of $3.1 million, and federal NOL deferred income tax assets of $11.5 million. We have established valuation allowances in the amount of $35.8 million consisting of $10.1 million for foreign deferred tax assets, primarily foreign operating loss carryovers, $5.4 million for state deferred tax assets, and $20.3 million federal deferred tax assets. While we have considered future taxable income in assessing the need for the valuation allowances based on our best available projections, if these estimates and assumptions change in the future or if actual results differ from our projections, we may be required to adjust our valuation allowances accordingly. Such adjustments could be material to our Consolidated Financial Statements.

Inherent in determining our effective tax rate are judgments regarding business plans and expectations about future operations. These judgments include the amount and geographic mix of future taxable income, the amount of FSI, limitations on usage of NOL carryforwards, the impact of ongoing or potential tax audits, earnings repatriation plans, and other future tax consequences.

We estimate we will need to generate future U.S. taxable income of approximately $142.7 million for state income tax purposes during the respective realization periods (ranging from 2020 to 2039) in order to fully realize the net deferred income tax assets.

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

See Note 8 to the Consolidated Financial Statements for additional information.

Sales-related Accruals — We provide direct customer and end-user warranties for our products and honor approved accommodation claims. Standard warranties cover manufacturing defects that would prevent the product from

Management's Discussion and Analysis of Financial Condition and Results of Operations

performing in line with its intended and marketed use. Generally, the terms of these warranties range up to 30 years (limited lifetime), and provide for the repair or replacement of the defective product including limited labor costs. We collect and analyze warranty and accommodation claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales.

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

The amount of actual experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we adjust our accruals accordingly. We maintained sales-related accruals for warranty and accommodation claims and sales incentives of $20.1 million and $13.6 million as of December 31, 2019 and 2018, respectively. We record the costs of these accruals as a reduction of gross sales.

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

We are subject to interest rate market risk in connection with our ABL Facility. As of December 31, 2019, our ABL Facility provided variable rate borrowings consisting of a $100.0 million asset-based revolving credit facility. The ABL facility includes a $20.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing loans, net of $3.9 million of letters of credit. The ABL bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin. An assumed 25 basis point change in interest rates would change interest expense on our ABL Facility by $0.2 million if fully drawn and outstanding for the entire year.

Counterparty Risk

We only enter into derivative transactions with established counterparties having a credit rating of BBB or better, and counterparty credit default swap levels and credit ratings are monitored on a regular basis in an effort to reduce the risk of counterparty default. All of our derivative transactions with counterparties are governed by master International Swap and Derivatives Association, Inc. agreements (“ISDAs”) with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. As of December 31, 2019, we had no cash collateral posted or received for any of our derivative transactions. These ISDAs do not have credit contingent features; however, a default under our ABL Facility would trigger a default under these agreements.

Exchange Rate Sensitivity

We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. AFI enters into foreign currency forward exchange contracts to reduce its remaining exposure. As of December 31, 2019, our major foreign currency exposures are to the Canadian Dollar, the Chinese Renminbi, and the Australian Dollar. A 10% strengthening of all currencies against the U.S. dollar compared to December 31, 2019 levels would decrease our forecasted 2020 earnings before income taxes by approximately $0.5 million, including the impact of current foreign currency forward exchange contracts.

The table below details our outstanding currency instruments as of December 31, 2019:

(Dollars in millions)	Maturing in 2020	Maturing in 2021	Total
On Balance Sheet Foreign Exchange Related Derivatives
Notional amounts	$36.0	$3.7	$39.7
Liabilities at fair value, net	(0.6)	(0.1)	(0.7)

Item 8. Financial Statements

The following consolidated financial statements are filed as part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Armstrong Flooring, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 10, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 2 and Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standard Codification Topic 842, Leases, and the related FASB Accounting Standard Updates.

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for revenue as of January 1, 2018 due to the adoption of FASB Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, and the related FASB Accounting Standard Updates.

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

/s/ KPMG LLP
We have served as the Company’s auditor since 2015. Philadelphia, Pennsylvania
March 10, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Armstrong Flooring, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 10, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

Information technology general controls (ITGCs) were not designed and implemented over two information technology (IT) systems that support the processing of certain sales incentives, which are recorded as a reduction of net sales and accounts receivable. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: risk-assessment processes inadequate to identify and evaluate responses to risks in the financial reporting process; and failure to implement monitoring control activities when involving a third party service provider.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 10, 2020

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$626.3	$728.2	$704.1
Cost of goods sold	541.0	585.0	553.0
Gross profit	85.3	143.2	151.1
Selling, general and administrative expenses	146.4	160.6	163.8
Operating (loss)	(61.1)	(17.4)	(12.7)
Interest expense	4.4	4.8	2.7
Other expense, net	1.8	2.9	3.7
(Loss) from continuing operations before income taxes	(67.3)	(25.1)	(19.1)
Income tax expense (benefit)	1.6	(6.0)	(2.0)
(Loss) from continuing operations	(68.9)	(19.1)	(17.1)
Earnings (loss) from discontinued operations, net of tax	—	9.9	(24.7)
Gain (loss) on disposal of discontinued operations, net of tax	10.4	(153.8)	—
Net earnings (loss) from discontinued operations	10.4	(143.9)	(24.7)
Net (loss)	$(58.5)	$(163.0)	$(41.8)

Basic (loss) per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(2.85)	$(0.73)	$(0.63)
Basic earnings (loss) per share of common stock from discontinued operations	0.43	(5.54)	(0.91)
Basic (loss) per share of common stock	$(2.42)	$(6.27)	$(1.54)
Diluted (loss) per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(2.85)	$(0.73)	$(0.63)
Diluted earnings (loss) per share of common stock from discontinued operations	0.43	(5.54)	(0.91)
Diluted (loss) per share of common stock	$(2.42)	$(6.27)	$(1.54)

See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Comprehensive Income (Loss)
(Dollars in millions, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net (loss)	$(58.5)	$(163.0)	$(41.8)
Changes in other comprehensive (loss), net of tax:
Foreign currency translation adjustments	(2.2)	(6.0)	7.2
Derivatives (loss) gain	(1.4)	1.7	(1.5)
Pension and postretirement adjustments	(9.5)	7.8	1.6
Total other comprehensive (loss) income	(13.1)	3.5	7.3
Total comprehensive (loss)	$(71.6)	$(159.5)	$(34.5)
See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except par value)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$27.1	$173.8
Accounts and notes receivable, net	36.1	39.0
Inventories, net	111.6	139.5
Income tax receivable	0.7	0.6
Prepaid expenses and other current assets	10.0	18.0
Total current assets	185.5	370.9
Property, plant and equipment, less accumulated depreciation and amortization of $318.4 and $318.8, respectively	277.2	296.1
Operating lease assets	6.0	—
Intangible assets, less accumulated amortization of $19.0 and $12.0, respectively	25.4	32.0
Deferred income taxes	5.3	5.6
Other noncurrent assets	2.8	3.6
Total assets	$502.2	$708.2
Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$—	$25.0
Current installments of long-term debt	0.2	3.7
Accounts payable and accrued expenses	104.4	141.4
Income tax payable	—	0.5
Total current liabilities	104.6	170.6
Long-term debt	42.5	70.6
Noncurrent operating lease liabilities	2.7	—
Postretirement benefit liabilities	59.7	55.7
Pension benefit liabilities	16.0	11.3
Other long-term liabilities	5.8	6.7
Noncurrent income taxes payable	0.2	0.2
Deferred income taxes	2.4	2.1
Total liabilities	233.9	317.2
Stockholders' equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,357,658 issued and 21,519,761 outstanding shares as of December 31, 2019 and 28,284,358 issued and 25,832,193 outstanding shares as of December 31, 2018	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,837,897 shares as of December 31, 2019 and 2,452,165 shares as of December 31, 2018	(88.9)	(39.7)
Additional paid-in capital	676.7	678.6
Accumulated deficit	(244.8)	(186.3)
Accumulated other comprehensive (loss)	(74.7)	(61.6)
Total stockholders' equity	268.3	391.0
Total liabilities and stockholders' equity	$502.2	$708.2

See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions)

					Net AWI Investment	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2016	27,895,671	$—	—	$—	$—	$673.3	$(59.8)	$10.0	$623.5
Net (loss)	—	—	—	—	—	—	—	(41.8)	(41.8)
Net transfers (to) AWI	—	—	—	—	(0.8)	—	—	—	(0.8)
Repurchase of common stock	(2,455,604)	—	2,455,604	(40.0)	—	—	—	—	(40.0)
Reclassification of net parent investment to additional paid-in capital	—	—	—	—	0.8	(0.8)	—	—	—
Stock-based employee compensation, net	294,155	—	(6,608)	0.1	—	1.7	—	—	1.8
Other comprehensive income	—	—	—	—	—	—	7.3	—	7.3
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$—	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption on ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	—	(12.6)	12.6	—
Net (loss)	—	—	—	—	—	—	—	(163.0)	(163.0)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	—	(1.0)
Stock-based employee compensation, net	167,324	—	(66,184)	1.2	—	4.4	—	—	5.6
Other comprehensive income	—	—	—	—	—	—	3.5	—	3.5
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$—	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)								(58.5)	(58.5)
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.4)	—	—	—	—	(51.4)
Stock-based employee compensation, net	192,072	—	(118,772)	2.2	—	(1.9)	—	—	0.3
Other comprehensive (loss)	—	—	—	—	—	—	(13.1)	—	(13.1)
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$—	$676.7	$(74.7)	$(244.8)	$268.3
See accompanying notes to consolidated financial statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss)	$(58.5)	$(163.0)	$(41.8)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	50.7	55.1	78.7
(Gain) loss on disposal of discontinued operations	(10.4)	153.8	—
Intangible asset impairment	—	—	12.5
Inventory write down	13.6	—	—
Deferred income taxes	1.1	2.4	(3.0)
Stock-based compensation	1.2	5.4	2.2
U.S. pension expense	5.6	6.8	8.9
Write off of debt financing costs	0.8	0.6	—
Other non-cash adjustments, net	0.2	(0.8)	(0.6)
Changes in operating assets and liabilities:
Receivables	2.9	16.3	(2.5)
Inventories	14.1	(39.4)	30.4
Accounts payable and accrued expenses	(26.0)	16.8	(10.5)
Income taxes payable and receivable	(0.5)	2.8	(3.0)
Other assets and liabilities	(0.8)	5.7	(8.4)
Net cash (used for) provided by operating activities	(6.0)	62.5	62.9
Cash flows from investing activities:
Purchases of property, plant and equipment	(28.9)	(35.3)	(44.8)
Net (payments) proceeds related to sale of discontinued operations	(1.9)	90.2	—
Proceeds from the sale of assets	1.4	5.7	0.4
Cash paid for acquisition	—	—	(36.1)
Net cash (used for) provided by investing activities	(29.4)	60.6	(80.5)
Cash flows from financing activities:
Proceeds from revolving credit facility	47.2	82.0	90.0
Payments on revolving credit facility	(30.0)	(142.0)	(25.0)
Issuance of long-term debt	—	75.0	—
Payments of long-term debt	(75.3)	—	—
Financing costs	(0.8)	(0.7)	—
Payments on capital lease	—	(0.2)	(0.2)
Purchases of treasury stock	(51.4)	(1.0)	(40.0)
Proceeds from exercised stock options	0.1	0.8	1.4
Value of shares withheld related to employee tax withholding	(0.9)	(0.6)	(1.8)
Net cash (used for) provided by financing activities	(111.1)	13.3	24.4
Effect of exchange rate changes on cash and cash equivalents	(0.2)	(1.6)	1.6
Net (decrease) increase in cash and cash equivalents	(146.7)	134.8	8.4
Cash and cash equivalents at beginning of year	173.8	39.0	30.6
Cash and cash equivalents at end of year	$27.1	$173.8	$39.0
Cash and cash equivalents at end of year from discontinued operations	—	—	(1.1)
Cash and cash equivalents at end of year of continuing operations	$27.1	$173.8	$40.1

	Year Ended December 31,
	2019	2018	2017
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$5.6	$8.5	$7.8
Interest paid	3.1	3.4	2.8
Income taxes (refunded) paid, net	1.0	(1.4)	(2.8)

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

Net AWI Investment

The Consolidated Statements of Stockholders' Equity include net cash transfers and other property transfers between AWI and AFI. The initial net AWI investment balance included assets and liabilities incurred by AWI on behalf of AFI such as accrued liabilities related to corporate allocations including administrative expenses for legal, accounting, treasury, information technology, human resources and other services. Other assets and liabilities recorded by AWI, whose related income and expense had been allocated to AFI, were also included in net AWI investment.

The impact of the Spin-off on equity is reflected in net transfers from AWI on the Consolidated Statements of Stockholders' Equity.

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

On January 1, 2019, we adopted ASU 2016-02, "Leases." The guidance, and subsequent amendments issued, requires a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance requires lessees to recognize a liability to make lease payments and a right-of-use asset representing its right to use the underlying asset for the lease term, with limited exceptions.

Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $9.2 million as of January 1, 2019.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2018	Impact of Adoption	January 1, 2019
Assets
Operating lease assets	$—	$8.6	$8.6
Finance lease assets	—	0.6	0.6
Total lease assets	$—	$9.2	$9.2

Liabilities
Current
Operating	$—	$3.5	$3.5
Noncurrent
Operating	—	5.1	5.1
Finance	—	0.6	0.6
Total lease liabilities	$—	$9.2	$9.2

See Note 6 to the Consolidated Financial Statements.
Recently Issued Accounting Standards
In June 2016, the FASB issued ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. This new guidance is effective for annual and interim periods in fiscal years beginning after December 15, 2019, but early adoption is permitted for annual and interim periods in fiscal years beginning after December 15, 2018. Adoption of the standard will not materially impact our financial condition, results of operations or cash flows.

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

In August 2018, the FASB issued ASU 2018-14, "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance changes the disclosure requirements by eliminating certain disclosures that are no longer considered cost beneficial and added new ones that are considered pertinent. The guidance is effective for fiscal years ending after December 15, 2020 for public companies. Early adoption is permitted. Adoption of the standard will not impact our financial condition, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal use software license. Capitalized implementation costs should be amortized over the term of the service agreement on a straight-line basis and should be assessed for impairment in a manner similar to long-lived assets. This new guidance is effective for fiscal years beginning after December 15, 2019 for public companies. Early adoption is permitted. Adoption of the standard will not materially impact our financial condition, results of operations or cash flows.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)." The guidance simplifies accounting for income taxes by removing certain exceptions. This new guidance is effective for fiscal years beginning after

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

December 15, 2020 for public companies. Early adoption is permitted. We are continuing to evaluate the impact the adoption of this standard will have on our financial condition, results of operations or cash flows.

Subsequent Events

We have evaluated subsequent events for potential recognition and disclosure through the date the Consolidated Financial Statements included in the Form 10-K were issued.
NOTE 3. NATURE OF OPERATIONS
Geographic Areas

The sales in the table below are allocated to geographic areas based upon the location of the customer.

	Year Ended December 31,
	2019	2018	2017
Net trade sales
United States	$474.4	$563.4	$549.9
China	68.4	68.7	59.3
Canada	37.9	49.2	48.6
Other	45.6	46.9	46.3
Total	$626.3	$728.2	$704.1

The long-lived assets in the table below include property, plant and equipment, net. Long-lived assets by geographic area are reported by location of the operations to which the asset is attributed.

	December 31, 2019	December 31, 2018
United States	$192.3	$205.9
China	72.7	78.0
Other	12.2	12.2
Total	$277.2	$296.1

Information about Major Customers

In 2019, net sales to one customer exceeded 10% of our total net sales. Total net sales to this customer were $124.4 million in 2019. We monitor the creditworthiness of our customers and generally do not require collateral.

NOTE 4. SEVERANCE EXPENSE
In the second quarter of 2019, we recorded $2.9 million in SG&A expenses for severance and related expenses to reflect the separation costs for our former President and Chief Executive Officer.
In connection with the divestiture of our North American wood flooring business we announced a cost optimization plan in 2018 to improve our existing cost structure by eliminating essentially all shared costs that will not be covered by transition service agreements with AIP. The new structure was expected to better reflect the simplification of our operations as a purely resilient flooring company. We eliminated approximately 45 positions, and the impacted employees received severance benefits. We recognized charges of $2.4 million in SG&A expenses in the fourth quarter of 2018.

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

In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (the "2016 LTIP") and the Armstrong Flooring, Inc. 2016 Directors' Stock Unit Plan (the "2016 Directors' Plan"), which collectively comprised a new compensation program that allows for the grant to certain employees and non-employee directors of AFI different forms of benefits, including PSAs, PSUs, and RSUs. On June 2, 2017, our stockholders approved an amendment and restatement of the 2016 LTIP. Under the 2016 LTIP, our board of directors initially authorized up to 5,500,000 shares of common stock for issuance and the amendment authorized an additional 2,100,000 shares of common stock for issuance. Our board of directors authorized up to 600,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan. As of December 31, 2019, 1,863,537 shares and 188,351 shares were available for future grants under the 2016 LTIP and the 2016 Directors' Plan, respectively.

New Awards

The Management Development and Compensation Committee of the Board of Directors granted the following awards under the 2016 LTIP Plan and the 2016 Directors' Plan:

PSAs, PSUs and Performance-Based Restricted Stock Units ("PBRSUs") — PSAs, PSUs and PBRSUs were granted to key executive employees and certain management employees of AFI. The PSAs, PSUs and PBRSUs are units of restricted Company common stock that vest based on the achievement of certain performance conditions.

PSA and PSUs — The performance condition for 75.0% of the awards is based on earnings before interest, taxes, depreciation and amortization ("EBITDA"). The performance condition for the remaining 25.0% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities.

Performance awards issued to key executive employees in 2017 are also indexed to the achievement of specified levels of absolute total shareholder return, and the fair value was measured using a Monte-Carlo simulation on the date of grant. For performance awards that are not indexed to the achievement of specified levels of absolute total shareholder return, the fair value was measured using our stock price on the date of grant. If the performance conditions are met, the awards vest at the conclusion of the performance period, which is generally at the end of the third fiscal year following the date of grant.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes the assumptions used to measure the fair value of the annual grant of performance awards that are also indexed to the achievement of specified levels of absolute total shareholder return.

2017
Weighted-average grant-date fair value	$15.41

Assumptions
Risk-free rate of return	1.6%
Expected volatility	31.4%
Expected term (in years)	3.0
Expected dividend yield	—

We did not issue any such awards in 2019 or 2018.

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

PBRSUs — PBRSUs were issued to the CEO on September 11, 2019. The number of shares earned is based upon the achievement of five stock price hurdles over the period from September 11, 2019 through September 11, 2024. The five per share stock price hurdles are $10.50, $12.25, $14.00, $15.75 and $17.50. A Monte-Carlo valuation was performed to simulate possible future stock prices for AFI over the time remaining period of the award.

The following table summarized the Monte-Carlo inputs and grant-date fair value price used for the PBRSUs.

2019
Grant-date stock price (AFI closing stock price on September 11, 2019)	$7.43

Assumptions
Risk-free rate of return	1.59%
Expected volatility	41.45%
Expected dividend yield	—

The Monte-Carlo valuation provided a fair value for each of the five per share stock price hurdles discussed above, respectively: $5.93, $5.28, $4.70, $4.20, and $3.75, and provided derived service periods of three years for the first two hurdles and four years for the remaining three hurdles.

We did not issue any such awards in 2018 or 2017.

The risk free rate of return was determined based on the implied yield available on zero-coupon U.S. Treasury bills at the time of grant with a remaining term equal the expected term of the award. The expected volatility was based on a weighted average of the volatility of AFI and the average volatility of our compensation peer group's volatilities. The expected dividend yield was assumed to be zero because, at the time of the grant, we had no plans to declare a dividend.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

RSUs — RSUs were granted to key executive employees and certain management employees of AFI. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the service period. There are no performance conditions associated with these awards. Generally, vesting occurs with one third of the awards vesting at the end of one, two and three years from the date of grant. The fair value of RSUs was measured using our stock price on the date of grant.

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

	2019	2018
Vested and not yet delivered as of December 31	203,261	174,442
Granted	57,012	67,288
Outstanding as of December 31	260,273	241,730

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

The following table summarizes information about AFI's modified stock options:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2018	453.5	$12.89	3.6	$0.2
Exercised	(5.7)	13.98
Cancelled	(5.7)	14.55
Outstanding as of December 31, 2019	442.1	12.85	2.7	—
Options exercisable	442.1	12.85	2.7	—

The options expire between 2020 and 2024. When options are exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives in order to satisfy the option exercises.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents information related to stock option exercises:

	Year Ended December 31,
	2019	2018
Total intrinsic value of stock options exercised	$—	$0.3
Cash proceeds received from stock options exercised	0.1	0.8

Total Awards

The table below summarizes activity related to the PSAs, PSUs, PBRSUs, and RSUs. The non-employee director activity is not reflected in the RSU activity below.

	PSAs, PSUs and PBRSUs		RSUs
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested as of December 31, 2018	1,102.5	$13.88	324.6	$16.13
Granted	572.3	7.75	622.8	7.39
Vested	(108.8)	19.90	(116.9)	15.82
Cancelled	(437.5)	12.73	—	—
Forfeited	(260.2)	13.76	(159.7)	15.18
Non-vested as of December 31, 2019	868.3	10.53	670.8	8.28

The table above contains 4,174 and 6,895 PSUs as of December 31, 2019 and 2018, respectively, which are accounted for as liability awards as they may be settled in cash. The table above contains 14,118 and 6,825 RSUs as of December 31, 2019 and 2018, respectively, which are accounted for as liability awards as they may be settled in cash.

In 2019, the weighted-average per share grant-date fair value of performance-based awards and RSUs granted was $7.75 and $7.39, respectively. The fair value of performance-based awards and RSUs that vested in 2019 was $2.2 million and $1.8 million, respectively.

In 2018, the weighted-average per share grant-date fair value of performance-based awards and RSUs granted was $13.94 and $16.12, respectively. No PSAs and PSUs vested in 2018. The fair value of RSU's that vested in 2018 was $2.1 million.

Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period and is recorded as a component of SG&A. Total stock-based compensation expense included in the Consolidated Statements of Operations and the related tax effects are presented in the table below:

	Year Ended December 31,
	2019	2018	2017
Stock-based compensation expense	$1.2	$4.7	$1.5
Income tax benefit	—	1.1	0.8

To the extent the vesting-date fair value is greater than the grant-date fair value, the excess tax benefit is recorded as an income tax benefit in the Consolidated Statements of Operations. For the years ended December 31, 2019, 2018 and 2017 the income tax expense was $0.1 million, $0.1 million, and the income tax benefit $0.5 million, respectively related to grant-date fair value from the exercise of stock options and vesting of stock-based awards.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

As of December 31, 2019, $5.2 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 3.2 years.

NOTE 6. LEASES
We lease certain real estate (warehouse and office space), vehicles and equipment. For leases with an initial term of less than thirteen months we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with an initial term of thirteen months or more are recorded on the balance sheet. We consider all payments fixed unless there is a material impact to the balance sheet at any given time during the lease period.

Our leases have remaining lease terms of one month to nine years. Many leases include one or more options to renew, with renewal terms that can extend the lease term from one month to ten years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

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

•
We have elected to use the hindsight practical expedient with respect to determining the lease term allowing us to consider the actual outcome of the lease renewals, termination options and purchase options, and in assessing impairment of the right-of-use asset for existing leases.

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

The following table summarizes components of lease expense:

Year Ended
December 31, 2019
Finance lease cost
Amortization of right-of-use asset	$0.3
Operating lease cost	4.1
Short-term lease cost	1.4
Sublease income	(1.4)
Total lease cost	$4.4

During 2019, we recognized $0.9 million and $1.6 million of sublease income and income from non-lease components, respectively, in SG&A expenses related to termination fees received from TZI due to the cancellation of a sublease before the end of the lease term.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes supplemental balance sheet information related to leases:

	Balance Sheet Classification	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$6.0
Finance lease assets	Property, plant and equipment, less accumulated depreciation	0.6
Total lease assets		$6.6

Liabilities
Current
Operating	Accounts payable and accrued expenses	$3.3
Finance	Current installments of long-term debt	0.2
Noncurrent
Operating	Noncurrent operating lease liabilities	2.7
Finance	Long-term debt	0.3
Total lease liabilities		$6.5

The following table summarizes supplemental cash flow information related to leases:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4.1
Financing cash flows from finance leases	$0.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarized weighted average remaining lease term and weighted average discount rate:

	December 31, 2019
	Weighted Average
	Remaining Lease Term (Years)	Discount Rate

Operating leases	3.5	6.0%
Finance leases	3.2	5.4%

The following table provides future minimum payments at December 31, 2019, by year and in the aggregate, for leases having non-cancelable lease terms in excess of one year:

	Operating Leases	Finance Leases
2020	$3.6	$0.3
2021	1.3	0.2
2022	0.3	0.1
2023	0.2	—
2024	0.2	—
Thereafter	1.1	—
Total	$6.7	$0.6

The following table provides future minimum payments having non-cancelable lease terms in effect at December 31, 2018 under the previous lease standard, ASC 840:

Total Minimum Lease Payments
Scheduled minimum lease payments
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

The following table provides reconciliation of future minimum lease payments and lease liability:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2019
	Operating Leases	Finance Leases
Future minimum lease payments	$6.7	$0.6
Less: Unamortized interest	0.7	0.1
Total lease liability	$6.0	$0.5

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

NOTE 8. INCOME TAXES
U.S. Tax Reform

On December 22, 2017, the U.S government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The Tax Reform Act made broad and complex changes to the U.S. tax code that has impacted our fiscal year ending December 31, 2018, including, but not limited, reducing the U.S. federal corporate tax rate from 35% to 21% effective January 1, 2018, limiting the carryover of net operating losses to 80% of taxable income, and modifying the deductibility of certain expenses.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents loss from continuing operations before income taxes for U.S. and international operations based on the location of the entity to which such earnings are attributable:

	Year Ended December 31,
	2019	2018	2017
Domestic	$(65.6)	$(28.1)	$(18.0)
Foreign	(1.7)	3.0	(1.1)
Total	$(67.3)	$(25.1)	$(19.1)

The following table presents the components of the income tax benefit:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$0.3	$0.3	$(4.7)
Foreign	0.4	0.6	(0.4)
State and local	0.1	0.2	—
Subtotal	0.8	1.1	(5.1)
Deferred
Federal	0.1	(4.6)	(0.3)
Foreign	0.6	(2.5)	0.1
State and local	0.1	—	3.3
Subtotal	0.8	(7.1)	3.1
Total	$1.6	$(6.0)	$(2.0)

As of December 31, 2019, we reviewed our position with regard to foreign unremitted earnings and determined that unremitted earnings would continue to be permanently reinvested. Accordingly, we have not recorded foreign withholding taxes on approximately $12.7 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because we currently plan to keep these amounts permanently invested overseas. It is not practicable to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the differences between our income tax benefit at the U.S. federal statutory income tax rate and our effective income tax rate:

	Year Ended December 31,
	2019	2018	2017
Continuing operations tax at statutory rate	$(14.1)	$(5.3)	$(6.7)
Increase in valuation allowances on deferred federal income tax assets	14.3	0.2	—
Increase in valuation allowances on deferred state income tax assets	2.1	0.7	5.2
State income tax benefit, net of federal benefit	(1.8)	(0.6)	(0.8)
Tax on foreign and foreign-source income	1.2	1.1	(1.4)
Permanent book/tax differences	1.1	1.7	0.6
Research and development credits	(0.9)	(0.6)	(0.7)
Increase/(decrease) in valuation allowances on deferred foreign income tax assets	0.1	(3.4)	2.0
State law changes, net of federal benefit	—	—	(1.1)
Impact of Tax Reform Act	—	0.1	0.8
Other	(0.4)	0.1	0.1
Total	$1.6	$(6.0)	$(2.0)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction and foreign source income to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit or loss before tax generated for the years 2017 through 2019, as well as future reversals of existing taxable temporary differences and projections of future profit before tax and foreign source income.

	December 31, 2019	December 31, 2018
Deferred income tax assets (liabilities)
Postretirement and postemployment benefits	$17.5	$16.7
Net operating losses	25.1	19.3
Accrued expenses	4.2	9.1
Deferred compensation	2.6	5.5
Customer claims reserves	4.2	2.9
Goodwill	2.2	2.2
Pension benefit liabilities	3.5	2.3
Tax credit carryforwards	3.4	2.6
Intangibles	2.8	1.7
Other	2.6	0.8
Total deferred income tax assets	68.1	63.1
Valuation allowances	(35.8)	(29.7)
Net deferred income tax assets	32.3	33.4
Accumulated depreciation	(20.6)	(20.2)
Inventories	(6.7)	(8.7)
Other	(2.1)	(1.0)
Total deferred income tax liabilities	(29.4)	(29.9)
Net deferred income tax assets	$2.9	$3.5
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—noncurrent	$5.3	$5.6
Deferred income tax liabilities—noncurrent	(2.4)	(2.1)
Net deferred income tax assets	$2.9	$3.5

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the components of our valuation allowance against deferred income tax assets:

	Year Ended December 31,
	2019	2018
Federal	$20.3	$9.4
State	5.4	2.8
Foreign	10.1	17.5
Total	$35.8	$29.7

The valuation allowances offset federal, state and foreign deferred tax assets, credits, and operating loss carryforwards.

The following is a summary of our net operating loss (“NOL”) carryforwards:

	Year Ended December 31,
	2019	2018
State	$56.7	$17.6
Foreign	42.0	65.3
Federal	54.7	14.0

As of December 31, 2019, $41.2 million of state NOL carryforwards expire between 2020 and 2038, and $41.6 million of foreign NOL carryforwards expire between 2020 and 2024. The remainder are available for carryforward indefinitely.

We estimate we will need to generate future taxable income of approximately $142.7 million for state income tax purposes during the respective realization periods (ranging from 2020 to 2039) in order to fully realize the net deferred income tax assets discussed above.

We have $0.7 million of unrecognized tax benefits ("UTBs") as of December 31, 2019. Of this amount, $0.1 million, net of federal benefit, if recognized in future periods, would impact the reported effective tax rate.

It is reasonably possible that certain UTBs may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate UTB's may decrease by $0.1 million related to state statutes expiring.

The following table presents a reconciliation of the total amounts of UTBs, excluding interest and penalties:

	2019	2018	2017
Unrecognized tax benefits as of January 1	$1.6	$4.8	$5.0
Gross change for current year positions	—	0.2	0.4
(Decreases) for prior period positions	(0.9)	(3.4)	(0.6)
Unrecognized tax benefits balance as of December 31	$0.7	$1.6	$4.8

The 2018 decrease related to prior period positions includes $3.1 million related to discontinued operations.

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, China and the U.S. Generally, we have open tax years subject to tax audit on average of between three years and six years. With few exceptions, the statute of limitations is no longer open

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

for state or non-U.S. income tax examinations for the years before 2013. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. The tax years 2013 through 2019 are subject to future potential tax adjustments.

The following table details amounts related to certain other taxes:

	Year Ended December 31,
	2019	2018	2017
Payroll taxes	$10.0	$11.7	$10.9
Property and franchise taxes	3.2	2.5	2.5

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
Pursuant to the transition service agreement AFI provided transitional services in areas including human resources, customer service, operations, finance and IT. In consideration for the services, TZI paid AFI $11.9 million of net fees that varied based on the scope of services provided, plus a $3.0 million administrative fee, which are reflected as a reduction of SG&A expense. TZI reimbursed AFI for AFI’s out-of-pocket costs and expenses in connection with providing the services.
Pursuant to the intellectual property agreement, AFI provided TZI a non-exclusive, royalty-free, non-sublicensable, non-assignable license in and to certain trademarks.
Under the subleases agreement TZI leased certain premises located at the AFI campus through March 30, 2021 with the option to terminate the sublease any time after six months from the effective date of the sublease with 30-days' prior notice. TZI terminated the lease in 2019 and paid a termination fee of $2.5 million. Sublease income received prior to the termination totaled $1.5 million.
As a part of the transition service agreement, we facilitated sales into Canada for TZI in 2019 through our Canadian subsidiary as an agent.
The financial results of the wood business have been classified as discontinued operations for all periods presented. The Consolidated Statements of Cash Flows does not separately report the cash flows of the discontinued operation.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following is a summary of the operating results of the wood business, which are included in discontinued operations. These results exclude overhead allocations.

	2018	2017
Net Sales	$387.0	$429.6
Cost of goods sold	330.7	407.5
Gross profit	56.3	22.1
Selling, general and administrative expenses	36.6	39.4
Intangible asset impairment	—	12.5
Operating earnings (loss)	19.7	(29.8)
Interest expense	—	0.1
Other expense, net	—	1.0
Earnings (loss) before income tax	19.7	(30.9)
Income tax expense (benefit)	9.8	(6.2)
Net earnings (loss) from discontinued operations	$9.9	$(24.7)

	2018	2017
Depreciation and Amortization	$10.3	$40.0
Capital Expenditures	(8.0)	(12.3)

The following is a summary of the results related to the net gain (loss) on disposal of wood business which is included in discontinued operations:

	2019	2018
Gain (loss) on disposal of discontinued operations before income tax	$10.4	$(153.8)
Income tax expense	—	—
Net gain (loss) on disposal of discontinued operations	$10.4	$(153.8)

During the second quarter of 2019, we reached a resolution in our antidumping case resulting in a reversal of a previously recognized liability of $11.4 million, which was reflected in gain on disposal of discontinued operations. See Note 22 for further information.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. EARNINGS PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Numerator
(Loss) from continuing operations	$(68.9)	$(19.1)	$(17.1)
Earnings (loss) from discontinued operations, net of tax	10.4	(143.9)	(24.7)
Net (loss)	$(58.5)	$(163.0)	$(41.8)

Denominator
Weighted average number of common shares outstanding	23,597,877	25,780,214	26,977,475
Weighted average number of vested shares not yet issued	518,460	188,195	136,504
Weighted average number of common shares outstanding - Basic	24,116,337	25,968,409	27,113,979
Dilutive stock-based compensation awards outstanding	—	—	—
Weighted average number of common shares outstanding - Diluted	24,116,337	25,968,409	27,113,979

The diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive for those calculations.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted (loss) earnings per share:

	Year Ended December 31,
	2019	2018	2017
Potentially dilutive common shares excluded from diluted computation as inclusion would be anti-dilutive	611,399	474,910	743,678
Performance awards excluded from diluted computation, as performance conditions not met	343,505	862,256	849,483

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 11. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and notes receivables, net of allowances:

	December 31, 2019	December 31, 2018
Customer receivables	$47.1	$45.4
Miscellaneous receivables	7.2	6.2
Less: allowance for product warranties, discounts and losses	(18.2)	(12.6)
Total	$36.1	$39.0

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

The following table summarizes the activity for the allowance for product claims:

	Year Ended December 31,
	2019	2018
Balance as of January 1	$(6.4)	$(5.6)
Cumulative effect of adoption of new revenue recognition standard as of January 1	—	(1.7)
Reductions for payments	6.8	7.5
Current year claim accruals	(9.4)	(6.6)
Balance as of December 31	$(9.0)	$(6.4)

NOTE 12. INVENTORIES
The following table presents details related to our inventories, net:

	December 31, 2019	December 31, 2018
Finished goods	$87.1	$110.5
Goods in process	4.5	5.7
Raw materials and supplies	20.0	23.3
Total	$111.6	$139.5

Inventories valued on a LIFO basis	$84.6	$113.3
Inventories valued on FIFO or other basis	$27.0	$26.2

The distinction between the use of different methods of inventory valuation is primarily based on geographic location. We value our inventories on a LIFO basis only in the United States.

Inventory values were lower than would have been reported on a total FIFO basis by $4.7 million and $3.0 million as of December 31, 2019 and 2018, respectively.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

On September 11, 2019, Michel S. Vermette was appointed Chief Executive Officer of the Company and initiated the implementation of a new multi-year product strategy and inventory optimization plan, which includes focusing on critical products and standardizing procedures to enable better decision making. As a result, we recorded a non-cash inventory write down of $13.6 million during the third quarter of 2019, primarily related to the write down of inventory in certain product categories to estimated liquidation value.

NOTE 13. PREPAID EXPENSES AND OTHER CURRENT ASSETS
The following table presents details related to our prepaid expenses and other current assets:

	December 31, 2019	December 31, 2018
Prepaid expenses	$5.7	$6.8
Merchandising materials	3.1	9.4
Other	1.2	1.8
Total	$10.0	$18.0

Merchandising materials of $5.9 million were written off as obsolete in the third quarter of 2019 in connection with a decreased demand for residential displays following our go to market change in 2018.
NOTE 14. PROPERTY, PLANT AND EQUIPMENT
The following table presents details related to our property, plant and equipment, net:

	December 31, 2019	December 31, 2018
Land	$28.2	$29.6
Buildings	88.3	91.8
Machinery and equipment	444.6	452.8
Computer software	15.3	19.2
Construction in progress	19.2	21.5
Less accumulated depreciation and amortization	(318.4)	(318.8)
Total	$277.2	$296.1

Property, plant and equipment depreciation expense for the years ended December 31, 2019 and 2018 was $43.7 million and $37.5 million, respectively.
NOTE 15. INTANGIBLE ASSETS

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table details amounts related to our intangible assets:

		December 31, 2019		December 31, 2018
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Long-lived intangible assets
Contractual arrangements	5 years	$36.4	$17.3	$36.4	$10.7
Intellectual property	2-15 years	5.3	1.7	5.0	1.3
Subtotal		41.7	$19.0	41.4	$12.0
Indefinite-lived intangible assets
Trademarks and brand names	Indefinite	2.7		2.6
Total		$44.4		$44.0

	Year Ended December 31,
	2019	2018	2017
Amortization expense	$7.0	$7.2	$4.2

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

In addition, Mannington Mills was eligible for contingent consideration of up to $9.0 million based on sales of our VCT flooring products for the twelve month periods ending June 30, 2019 and June 30, 2020 (“measurement periods”) compared to a base period of combined AFI and Mannington Mills sales for the 12 month period ended June 30, 2017. The contingent consideration was tiered for each of the separate twelve month measurement periods ranging from consideration of zero to a maximum of $4.5 million in each measurement period. No contingent consideration was due for the twelve month period ending June 30, 2019. No contingent liability has been recognized for the twelve month period ending June 30, 2020 as we concluded that such liability is not probable. Any contingent liability recognized will be recorded as an adjustment to the value of the acquired assets.

	2020	2021	2022	2023	2024
Expected annual amortization expense	$7.0	$7.0	$3.7	$0.4	$0.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 16. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	December 31, 2019	December 31, 2018
Payables, trade and other	$70.5	$99.5
Employment costs	13.8	25.0
Other accrued expenses	16.8	16.9
Current operating lease liabilities	3.3	—
Total	$104.4	$141.4

NOTE 17. DEBT
The following table presents details related to our debt:

	December 31, 2019	December 31, 2018
Revolver	$42.2	$25.0
Current portion of Term Loan A	—	3.7
Noncurrent portion of Term Loan A	—	70.6
Noncurrent portion of finance lease liabilities	0.3	—
Total	$42.5	$99.3

In connection with the sale of the wood business, on December 31, 2018, we entered into a credit agreement (the "Credit Agreement"). The Credit Agreement provided us with a $150.0 million secured Credit Facility (the "Credit Facility"), consisting of a $75.0 million revolving facility and a $75.0 million term loan facility. The revolving facility included a $25.0 million sublimit for the issuance of letters of credit and a $15.0 million sublimit for swing line loans. The Credit Facility is scheduled to mature on December 31, 2023. The Credit Agreement provided for an uncommitted accordion feature that allowed us to request an increase in the revolving facility or the term loan facility in an aggregate amount not to exceed $25.0 million.

On November 1, 2019, we entered into a First Amendment to the Credit Agreement (the "Amendment"). The Amendment amended the Credit Agreement to, among other things, decrease the size of the Credit Facility to $100.0 million, consisting of a $75.0 million revolving facility and a $25.0 million term loan facility (the "Amended Credit Facility") and converted term loans outstanding in excess of $25.0 million to revolver borrowings.

On December 18, 2019, we entered into a Second Amendment to the Credit Agreement which converts the entire Credit Facility of $100.0 million to an asset-based revolving credit facility ("ABL Facility"). Obligations under the ABL Facility are secured by qualifying accounts receivable, inventories and select machinery and equipment of our wholly owned domestic subsidiaries. The Second Amendment also decreased the Letter of Credit sublimit from $25.0 million to $20.0 million.

As of December 31, 2019, total borrowings outstanding under our ABL Facility were $42.2 million, while outstanding letters of credit were $3.9 million.

Borrowings under the ABL Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, which varies according to the net leverage ratio and was 2.25% as of December 31, 2019. As of December 31, 2019, the interest rate of 3.94% was determined using LIBOR plus applicable margin. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving ABL Facility, which varies according to the net leverage ratio and was 0.20% as of December 31,

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

2019. Outstanding letters of credit issued under the ABL Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 2.375% as of December 31, 2019.

All obligations under the ABL Facility are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the ABL Facility, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the ABL Facility and other security and collateral documents.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Consolidated Balance Sheet. However, we may repay this obligation at any time, without penalty.

Debt Covenants

The Second Amendment modifies a number of covenants that, among other things, requires us to provide the Bank of America (the "Agent") with certain information with respect to the Company and the borrowing base and to maintain or otherwise preserve the collateral in favor of the Agent and further restricts our ability to make acquisitions and modifies restrictions on its ability to repurchase equity. The Second Amendment also modifies covenants as to capital expenditures.

In addition, the Second Amendment also amends certain financial covenants applicable to us and our subsidiaries. The ABL Facility requires, among other things, that we maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Second Amendment) during a Financial Covenant Trigger Period (as defined in the Second Amendment) of at least 1.00 to 1.00 as well as meet a minimum Consolidated EBITDA (as defined in the Second Amendment).

As of December 31, 2019 the Fixed Charge Coverage Ratio covenant was not applicable. As of December 31, 2019, we were in compliance with the minimum Consolidated EBITDA covenant.

NOTE 18. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
We have defined-benefit pension and other postretirement benefit plans covering eligible employees in North America. Benefits from defined-benefit pension plans are based primarily on an employee’s compensation and years of service. We fund our pension plans when appropriate. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions. We also have defined-contribution pension plans for eligible employees.

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

Defined-Benefit Pension Plans

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables summarize the balance sheet impact of the pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the qualified, funded RIP and the Retirement Benefit Equity Plan, which is a nonqualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The disclosures also include our two Canadian pension plans.

	U.S. Pension Plans		Canadian Pension Plans
	2019	2018	2019	2018
Change in benefit obligation:
Projected benefit obligations as of January 1	$346.4	$395.8	$15.6	$17.8
Liabilities transferred to AHF, LLC	—	(11.5)	—	—
Service cost	2.7	3.8	—	—
Interest cost	15.0	14.6	0.6	0.6
Foreign currency translation adjustment	—	—	0.6	(1.2)
Actuarial loss/(gain)	49.2	(33.4)	1.3	0.5
Benefits paid	(18.7)	(22.9)	(1.8)	(2.1)
Projected benefit obligations as of December 31	394.6	346.4	16.3	15.6

Change in plan assets:
Fair value of plan assets as of January 1	337.1	390.8	13.6	17.1
Assets to be transferred to AHF, LLC	—	(8.1)	—	—
Actual return on plan assets	62.2	(22.8)	1.7	(0.4)
Employer contribution	0.1	0.1	0.1	0.1
Foreign currency translation adjustment	—	—	0.6	(1.1)
Benefits paid	(18.7)	(22.9)	(1.8)	(2.1)
Fair value of plan assets as of December 31	380.7	337.1	14.2	13.6
Funded status of the plans	$(13.9)	$(9.3)	$(2.1)	$(2.0)

Accumulated benefit obligation as of December 31	$393.2	$345.1	$16.3	$15.6

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the defined-benefit pension plans:

	U.S. Pension Plans		Canadian Pension Plans
	2019	2018	2019	2018
Weighted average assumptions used to determine benefit obligations as of December 31
Discount rate	3.25%	4.40%	3.00%	3.80%
Rate of compensation increase	3.25%	3.25%	n/a	n/a
Weighted average assumptions used to determine net periodic benefit cost for the period:
Discount rate	4.40%	3.75%	3.80%	3.30%
Expected return on plan assets	6.30%	5.85%	4.90%	4.90%
Rate of compensation increase	3.25%	3.25%	n/a	n/a

Basis of Rate-of-Return Assumption

Long-term asset class return assumptions are determined based on the expected performance of the asset classes over 20 years. For the U.S. plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 6.30% and 5.85% for the years ended December 31, 2019 and 2018, respectively. For our Canadian plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 4.90% for each of the years ended December 31, 2019 and 2018.

Defined-benefit pension plans with benefit obligations in excess of plan assets were as follows:

	U.S. Pension Plans		Canadian Pension Plans
	2019	2018	2019	2018
Projected benefit obligation, December 31	$394.6	$346.4	$15.8	$15.2
Accumulated benefit obligation, December 31	393.2	345.1	15.8	15.2
Fair value of plan assets, December 31	380.7	337.1	13.7	13.1

The components of net periodic pension cost for the U.S. defined-benefit pension plans were as follows:

	Year Ended December 31,
	2019	2018	2017
Service cost of benefits earned during the period	$2.7	$3.8	$5.4
Interest cost on projected benefit obligation	15.0	14.6	15.4
Expected return on plan assets	(21.7)	(22.2)	(22.7)
Amortization of prior service cost	—	—	0.4
Recognized net actuarial loss	9.7	10.7	10.5
Net periodic pension cost	$5.7	$6.9	$9.0

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The components of net periodic pension cost (credit) for the Canadian defined-benefit pension plans were as follows:

	Year Ended December 31,
	2019	2018	2017
Interest cost on projected benefit obligation	$0.6	$0.6	$0.6
Expected return on plan assets	(0.7)	(0.8)	(0.9)
Amortization of net actuarial loss	0.4	0.2	0.2
Net periodic pension cost (credit)	$0.3	$—	$(0.1)

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

Each asset class used has a defined asset allocation target and allowable range. The tables below show the asset allocation targets and the December 31, 2019 and 2018 positions for each asset class:

	Target Weight at	Position at December 31,
	December 31, 2019	2019	2018
U.S. Asset Class
Fixed income securities	56%	55%	59%
Equities	44%	45%	41%

	Target Weight at	Position at December 31,
	December 31, 2019	2019	2018
Canadian Asset Class
Fixed income securities	50%	50%	50%
Equities	48%	48%	48%
Other	2%	2%	2%

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

The following tables set forth by level within the fair value hierarchy a summary of the U.S. and Canadian defined-benefit pension plan assets, net of payables for administrative expenses, measured at fair value on a recurring basis:

	Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$207.9	$—	$207.9
Equities	—	173.2	—	173.2
Other	(0.4)	—	—	(0.4)
Net assets measured at fair value	$(0.4)	$381.1	$—	$380.7

	Value at December 31, 2018
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$202.4	$—	$202.4
Equities	—	143.2	—	143.2
Other	(0.4)	—	—	(0.4)
Net assets measured at fair value	$(0.4)	$345.6	$—	345.2
Assets to be transferred to AHF, LLC				(8.1)
Net assets				$337.1

	Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$7.0	$—	$7.0
Equities	—	6.9	—	6.9
Other	0.3	—	—	0.3
Net assets measured at fair value	$0.3	$13.9	$—	$14.2

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

	2019	2018
Change in benefit obligation:
Projected benefit obligations as January 1	$62.2	$76.4
Service cost	0.2	0.4
Interest cost	2.5	2.6
Plan participants' contributions	2.2	1.6
Plan amendments	(2.6)	—
Effect of curtailment	—	(0.2)
Actuarial loss/(gain)	10.0	(9.0)
Benefits paid	(9.2)	(9.6)
Projected benefit obligation as of December 31	65.3	62.2

Change in plan assets:
Fair value of plan assets as January 1	—	—
Employer contribution	7.0	8.0
Plan participants' contribution	2.2	1.6
Benefits paid	(9.2)	(9.6)
Fair value of plan assets as of December 31	—	—
Funded status of the plans	$(65.3)	$(62.2)

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. defined-benefit postretirement benefit plans:

	2019	2018
Weighted average discount rate used to determine benefit obligations as of December 31	3.20%	4.30%
Weighted average discount rate used to determine net periodic benefit cost	4.30%	3.60%

The components of net periodic postretirement (benefit) cost were as follows:

	Year Ended December 31,
	2019	2018	2017
Service cost of benefits earned during the period	$0.2	$0.4	$0.4
Interest cost on accumulated postretirement benefit obligations	2.5	2.6	3.2
Amortization of net actuarial (gain)	(3.1)	(2.5)	(2.4)
Net periodic postretirement (benefit) cost	$(0.4)	$0.5	$1.2

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 7.1% for pre-65 retirees and 6.5% to 8.2% for post-65 retirees (depending on plan type) was assumed for 2020, decreasing

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

ratably to an ultimate rate of 4.5% by 2028. Assumed health care cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects on the defined-benefit postretirement benefit plans for 2020:

	One percentage point
	Increase	Decrease
(Decrease) increase on total service and interest cost components	$—	$—
(Decrease) increase on postretirement benefit obligation	(0.9)	1.2

Financial Statement Impacts
Amounts recognized in assets and (liabilities) on the Consolidated Balance Sheets at year end consist of:

	U.S. Pension Benefits		Canadian Pension Benefits
	2019	2018	2019	2018
Pension benefit liabilities	$(13.9)	$(9.3)	$(2.1)	$(2.0)
Net amount recognized	$(13.9)	$(9.3)	$(2.1)	$(2.0)

	Postretirement Benefits
	2019	2018
Accounts payable and accrued expenses	$(5.6)	$(6.5)
Postretirement benefit liabilities	(59.7)	(55.7)
Net amount recognized	$(65.3)	$(62.2)

Pre-tax amounts recognized in AOCI at year end for our pension and postretirement benefit plans consist of:

	U.S. Pension Benefits		Canadian Pension Benefits
	2019	2018	2019	2018
Net actuarial (loss)	$(123.1)	$(124.2)	$(4.8)	$(4.7)

	Postretirement Benefits
	2019	2018
Net actuarial gain	$30.5	$41.0

We expect to amortize $10.1 million and $0.4 million of previously unrecognized net actuarial losses into U.S. and Canadian plan pension cost, respectively, in 2020. We expect to amortize $2.4 million of previously unrecognized net actuarial gains into postretirement benefit cost in 2020.

We expect to contribute $0.1 million each to our U.S. and Canadian defined-benefit pension plans and $5.6 million to our U.S. postretirement benefit plans in 2020.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. and Canadian plans:

	U.S. Pension Benefits	Canadian Pension Benefits	Postretirement Benefits
2020	$19.1	$1.4	$5.6
2021	19.1	1.3	5.3
2022	20.1	1.2	5.0
2023	21.0	1.2	4.6
2024	21.6	1.1	4.3
2025-2029	114.4	5.3	17.5

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Costs for defined-contribution pension plans were $5.5 million and $6.2 million in 2019 and 2018, respectively.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of December 31, 2019, based on operating profits by currency, are from the Canadian Dollar, the Chinese Renminbi, and the Australian Dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 18 months forward. The notional amount of these hedges was $23.1 million and $24.9 million as of December 31, 2019 and 2018, respectively. Gains and losses on these instruments are recorded in other comprehensive income (loss), to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense.
Currency Rate Risk – Intercompany Loans and Dividends
We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in other expense, net. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $16.6 million and $17.7 million as of December 31, 2019 and 2018, respectively.
Financial Statement Impacts
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets. The foreign exchange contracts outstanding are presented gross as we have not netted derivative assets with derivative liabilities:

	December 31, 2019		December 31, 2018
	Assets (1)	Liabilities (2)	Assets (1)	Liabilities (2)
Derivatives designated as cash flow hedging instruments
Foreign exchange contracts	$—	$0.4	$1.1	$—
Derivatives not designated as hedging instruments
Foreign exchange contracts	—	0.3	—	—
Total	$—	$0.7	$1.1	$—
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables summarize the impact of the effective portion of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss):

	(Losses) gains recognized in other comprehensive income ("OCI") (3)			Gains (losses) reclassified from AOCI (3)
	Year Ended December 31,			Year Ended December 31,
	2019	2018	2017	2019	2018	2017
Cash flow hedges
Foreign exchange contracts	$(0.8)	$2.0	$(1.9)	$0.7	$(0.3)	$(0.4)

	Gains (losses) recognized in income (3)
	Year Ended December 31,
	2019	2018	2017
Non-designated hedges
Foreign exchange contracts	$0.1	$1.5	$(2.0)

_____________
(3) Gains (losses) were included in net sales and cost of goods sold.

As of December 31, 2019, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.3 million.

NOTE 20. FINANCIAL INSTRUMENTS
Financial instruments are required to be disclosed at fair value in the financial statements.
The fair value of cash, accounts and notes receivable and accounts payable and accrued expenses approximate their carrying amounts due to the short-term maturities of these assets and liabilities.

	Fair Value at December 31, 2019
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets
Foreign exchange contracts	$—	$—	$—	$—	$—
Total financial assets	$—	$—	$—	$—	$—
Financial liabilities
Foreign exchange contracts	$(0.7)	$(0.7)	$—	$—	$(0.7)
Total revolver	(42.2)	—	(42.2)	—	(42.2)
Total financial liabilities	$(42.9)	$(0.7)	$(42.2)	$—	$(42.9)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	Fair Value at December 31, 2018
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial assets
Foreign exchange contracts	$1.1	$1.1	$—	$—	$1.1
Total financial assets	$1.1	$1.1	$—	$—	$1.1
Financial liabilities
Total revolver	$(99.3)	$—	$(99.3)	$—	$(99.3)
Total financial liabilities	$(99.3)	$—	$(99.3)	$—	$(99.3)

The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs.
Total revolver as of December 31, 2019 and 2018, consisted of the outstanding borrowings under the Credit Facility dated December 31, 2018 and amended November 1, 2019, and December 18, 2019. Borrowings under the Credit Facility are quoted in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the liability (Level 2 inputs) and accordingly, the carrying amount approximates fair value.
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

On May 17, 2019, we announced the commencement of a modified "Dutch auction" self-tender offer to repurchase up to $50.0 million in cash of shares of our common stock. As a result of the auction, on June 21, 2019 we purchased 4,504,504 shares of common stock at a purchase price of $11.42 per share, for a total cost of $51.4 million , including fees and expenses. After the completion of the tender offer, we have no remaining authorization to purchase further shares.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Accumulated Other Comprehensive (Loss) Income

The amounts and related tax effects allocated to each component of AOCI in 2019, 2018 and 2017 are presented in the table below.

	Pre-tax Amount	Tax Impact	After-tax Amount
2019
Foreign currency translation adjustments	$(2.2)	$—	$(2.2)
Derivative adjustments	(1.5)	0.1	(1.4)
Pension and postretirement adjustments	(9.5)	—	(9.5)
Total other comprehensive (loss)	$(13.2)	$0.1	$(13.1)

2018
Foreign currency translation adjustments	$(6.0)	$—	$(6.0)
Derivative adjustments	2.3	(0.6)	1.7
Pension and postretirement adjustments	8.5	(0.7)	7.8
Total other comprehensive income	$4.8	$(1.3)	$3.5

2017
Foreign currency translation adjustments	$7.2	$—	$7.2
Derivative adjustments	(2.0)	0.5	(1.5)
Pension and postretirement adjustments	2.2	(0.6)	1.6
Total other comprehensive income	$7.4	$(0.1)	$7.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2019 and 2018:

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2017	$7.7	$(1.0)	$(59.2)	$(52.5)
Cumulative effect of adoption of ASU 2018-02 as of January 1	—	0.1	(12.7)	(12.6)
Other comprehensive (loss) income before reclassifications, net of tax impact of $ — , ($0.5), $1.0 and $0.5	(6.0)	1.4	1.2	(3.4)
Amounts reclassified from accumulated other comprehensive income	—	0.3	6.6	6.9
Net current period other comprehensive (loss) income	(6.0)	1.7	7.8	3.5
Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive (loss) before reclassifications, net of tax impact of $ —, $0.1, $ — and $0.1	(2.2)	(0.7)	(16.5)	(19.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.7)	7.0	6.3
Net current period other comprehensive (loss)	(2.2)	(1.4)	(9.5)	(13.1)
Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statements of Operations are presented in the table below.

	Year Ended December 31,
	2019	2018	2017	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.4)	$(0.1)	$0.1	Cost of goods sold
Foreign exchange contracts - purchases	—	—	(0.1)	Earnings (loss) from discontinued operations
Foreign exchange contracts - sales	(0.3)	0.4	0.3	Net sales
Foreign exchange contracts - sales	—	0.1	0.3	Earnings (loss) from discontinued operations
Total (income)/expense before tax	(0.7)	0.4	0.6
Tax impact	—	(0.1)	(0.2)	Income tax expense (benefit)
Tax impact	—	—	—	Earnings (loss) from discontinued operations
Total (income)/expense, net of tax	(0.7)	0.3	0.4
Pension and postretirement adjustments
Prior service cost amortization	—	—	0.4	Other expense, net
Amortization of net actuarial loss	7.0	8.4	8.4	Other expense, net
Amortization of net actuarial loss	—	(0.1)	—	Earnings (loss) from discontinued operations
Total expense before tax	7.0	8.3	8.8
Tax impact	—	(1.8)	(1.8)	Income tax expense (benefit)
Tax impact	—	0.1	—	Earnings (loss) from discontinued operations
Total expense, net of tax	7.0	6.6	7.0
Total reclassifications for the period	$6.3	$6.9	$7.4

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
Summary of Financial Position
There were no material liabilities recorded as of December 31, 2019 and December 31, 2018 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between May 6, 2018 and November 4, 2019.  We cannot predict the duration or outcome of this suit at this time.  As a result, we are unable to estimate the reasonably possible loss arising from this lawsuit.  The Company intends to vigorously defend itself in this matter.
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.
NOTE 23. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$141.7	$177.7	$165.6	$141.3
Gross profit	22.1	36.2	11.8	15.2
(Loss) earnings from continuing operations	(16.6)	5.3	(29.7)	(27.9)
Per share of common stock:
Basic	$(0.63)	$0.20	$(1.36)	$(1.27)
Diluted	(0.63)	0.20	(1.36)	(1.27)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$164.3	$201.2	$208.9	$153.8
Gross profit	29.3	43.7	45.2	25.0
(Loss) earnings from continuing operations	(10.4)	2.9	3.3	(14.9)
Per share of common stock:
Basic	$(0.40)	$0.11	$0.13	$(0.57)
Diluted	(0.40)	0.11	0.13	(0.57)

The amounts above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding and, for diluted data, the exclusion of the anti-dilutive effect in certain quarters.

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

As of December 31, 2019, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.
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

Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer and oversight of the Board of Directors assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP;

•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization;

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.
Based on this assessment, management identified a material weakness as we did not design and implement information technology general controls (ITGCs) over two information technology (IT) systems that support our processing of certain sales incentives, which are recorded as a reduction of net sales and accounts receivable. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: risk-assessment processes inadequate to identify and evaluate responses to risks in the financial reporting process; and failure to implement monitoring control activities when involving a third party service provider. These control deficiencies did not result in any identified misstatements to the consolidated financial statements as of and for the year ended December 31, 2019 and there were no changes to previously released financial results. However, the control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that as of December 31, 2019, our internal control over financial reporting was not effective.
Remediation
Management will evaluate its risk assessment processes and implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that controls, including ITGCs and monitoring controls, are designed, implemented, and operating effectively.
The weakness will not be considered remediated, however, until the controls are designed, implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.
Changes in Internal Controls over Financial Reporting
Except for the material weakness identified during the quarter, no change in our internal control over financial reporting occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company (as of March 10, 2020):

Name; Company Position	Age	Other Business Experience During the Last Five Years*
Michel S. Vermette President and CEO (since September 2019)	52	Mohawk Industries, Inc. President Residential Carpeting (February 2019 - September 2019) President of Mohawk Group (2011 - February 2019)
Douglas B. Bingham SVP, Chief Financial Officer & Treasurer (since January 2019)	44	Armstrong Flooring, Inc. VP, Treasury and Investor Relations (April 2016 - January 2019) Armstrong World Industries, Inc. Director, Treasury & Risk Management (2014 to 2016)
John C. Bassett SVP, Chief Human Resources Officer (since March 2016)	57	Armstrong World Industries, Inc. VP, Flooring Products, Human Resources (2014 to 2016)
Brent A. Flaharty SVP & Chief Customer Experience Officer (since March 2017)	47
Armstrong Flooring, Inc.
   VP, Residential Sales (December 2016 - March 2017)
Mag Instrument, Inc.
   Chief Revenue Officer (2016)
Exemplis Corporation
   Chief Marketing Officer (2015 - 2016)
Masonite International Corporation
   Vice President and Business Leader, North America (2012 - 2015)

Christopher S. Parisi SVP, General Counsel, Secretary & Chief Compliance Officer (since March 2016)	49	Armstrong World Industries, Inc. VP, Associate General Counsel and Secretary (2014 to 2016)
Tracy L. Marines VP, Controller (since January 2019)	48
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

The Codes of Ethics are available at https://www.armstrongflooring.com/corporate/codes-policies.html and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer also must be reviewed in advance by the Nominating and Governance Committee of the Board of Directors, which would be responsible for making a recommendation to the board of directors for approval or disapproval. The board of directors’ decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange. We intend to satisfy these requirements by making disclosures concerning such matters available on the “For Investors” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2019 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s proxy statement for its 2020 annual meeting of stockholders to be filed no later than April 29, 2020.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Board of Directors - Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s proxy statement for its 2020 annual meeting of stockholders to be filed no later than April 29, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Management and Directors,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s proxy statement for its 2020 annual meeting of stockholders to be filed no later than April 29, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions” and “Director Independence” in the Company’s proxy statement for its 2020 annual meeting of stockholders to be filed no later than April 29, 2020.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the sections entitled “Audit Committee Report” in the Company’s proxy statement for its 2020 annual meeting of stockholders to be filed no later than April 29, 2020.

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

2.1
Separation and Distribution Agreement by and between Armstrong Flooring, Inc., and AFI Intermediate Co. (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on March 15, 2016).

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

4.1	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934. †

10.1
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

10.6
Transition Services Agreement, dated as of December 31, 2018, by and between Armstrong Flooring, Inc. and AHF Holding, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with U.S. Securities and Exchange Commission on January 7, 2019).

10.7
Intellectual Property Agreement, dated as of December 31, 2018, by and among Armstrong Flooring, Inc., AFI Licensing LLC, AHF Holding, Inc. and Armstrong Hardwood Flooring Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 7, 2019).

10.8
Credit Agreement, dated December 31, 2018, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 7, 2019).

10.9
First Amendment to Credit Agreement, dated as of November 1, 2019, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 5, 2019).

10.10
Second Amendment to Credit Agreement, dated as of December 18, 2019, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on December 20, 2019).

10.11
Amended and Restated Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on August 7, 2017).*

10.12
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - U.S. and non- U.S. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2017).*

10.13
Form of 2017 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Payable in Cash. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2017).*

10.14
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.15
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.16
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - EBITDA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.17
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.18
Form of 2018 Long-Term Time-Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.19
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.20
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.21
Form of 2018 Long-Term Time-Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018). *

10.22
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.23
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.24
Form of 2019 Long-Term Performance - Based Restricted Stock Grant -Executive - EBITDA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.25
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Executive - Free Cash Flow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.26
Form of 2019 Long-Term Time-Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.27
Form of 2019 Long-Term Time-Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019). *

10.28
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the SEC on April 4, 2016).*

10.29
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).*

10.30
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.31
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.32
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.33
Employment Agreement with Michel S. Vermette (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.34
Form of 2019 Long-Term Time- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.35
Form of 2019 Long-Term Performance- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.36
Form of Time Based Restricted Stock Grant - Larry S. McWilliams (incorporated by reference to Exhibit 99.D.16 to the Company's Tender Offer Statement on Schedule SC-TO-I, as filed with the U.S. Securities and Exchange Commission on May 17, 2019).*

10.37
Form of Retention Bonus Agreement with Messrs. Bassett, Bingham, Flaharty, Hess and Parisi, dated October 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 5, 2019).*

10.38
Form of Amended and Restated Change in Control Severance Agreement with Messrs. Bassett, Hess, and Parisi dated December 1, 2017, Mr. Bingham dated January 7, 2019, and Mr. Thoresen dated December 11, 2019 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.39
Amended and Restated Change in Control Severance Agreement with Mr. Flaharty dated December 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.40
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.41
Separation Agreement and Release with Mr. Maier dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 3, 2019).*

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

Item 16. Form 10-K Summary

None.

SCHEDULE II
Armstrong Flooring, Inc.
Valuation and Qualifying Reserves
(Dollars in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	ASC 606 Cumulative Catchup Adjustment	Balance at end of year
2017
Provision for bad losses	$0.3	$0.1	$—	$—	$0.4
Provision for discounts	4.8	55.3	(54.1)	—	6.0
Provision for warranties	5.1	9.4	(8.9)	—	5.6
Reserve for inventories	0.7	0.4	(0.2)	—	0.9

2018
Provision for bad losses	$0.4	$0.2	$—	$—	$0.6
Provision for discounts	6.0	61.0	(59.7)	(1.7)	5.6
Provision for warranties	5.6	6.6	(7.5)	1.7	6.4
Reserve for inventories	0.9	0.3	(0.6)	—	0.6

2019
Provision for bad losses	$0.6	$0.3	$(0.1)	$—	$0.8
Provision for discounts	5.6	72.1	(69.3)	—	8.4
Provision for warranties	6.4	9.4	(6.8)	—	9.0
Reserve for inventories	0.6	3.9	(3.1)	—	1.4

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	March 10, 2020

By:	/s/ Michel S. Vermette

Michel S. Vermette
Director, President and Chief Executive Officer
(As Duly Authorized Officer and Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AFI:

/s/ Michel S. Vermette	Director, President and Chief Executive Officer (Principal Executive Officer)	March 10, 2020
Michel S. Vermette
/s/ Douglas B. Bingham	Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 10, 2020
Douglas B. Bingham
/s/ Tracy L. Marines	Vice President and Controller (Principal Accounting Officer)	March 10, 2020
Tracy L. Marines
/s/ Michael F. Johnston	Director	March 10, 2020
Michael F. Johnston
/s/ Kathleen S. Lane	Director	March 10, 2020
Kathleen S. Lane
/s/ Jeffrey Liaw	Director	March 10, 2020
Jeffrey Liaw
/s/ Michael W. Malone	Director	March 10, 2020
Michael W. Malone
/s/ Larry S. McWilliams	Director	March 10, 2020
Larry S. McWilliams
/s/ James C. Melville	Director	March 10, 2020
James C. Melville
/s/ Jacob H. Welch	Director	March 10, 2020
Jacob H. Welch