Form 10-Q
period 2020-03-31
Armstrong Flooring, Inc.
filed 2020-06-24
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

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

The Registrant had 21,593,522 shares of common stock, $0.0001 par value, outstanding at June 19, 2020.

EXPLANATORY NOTE

As previously disclosed in the Current Report on Form 8-K filed by Armstrong Flooring, Inc., on May 7, 2020, we delayed the filing of this Quarterly Report on Form 10-Q due to circumstances related to the COVID-19 pandemic and in reliance on the U.S. Securities and Exchange Commission's order under Section 36 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and certain rules thereunder (Release No. 34-88465). We were unable to file the Report by its original due date as a result of disruptions caused by the pandemic and the need to perform additional analyses and procedures relating to COVID-19's potential impact on our financial statements, including analyses pertaining to the potential impairment of long-lived assets. We were also evaluating alternatives to further enhance liquidity, including through discussions with our lenders regarding covenants under our asset-based revolving credit facility ("ABL Credit Facility").
Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•
the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;

•	global economic conditions;

•	competition;

•	availability and costs of raw materials and energy;

•	key customers;

•	construction activity;

•	execution of strategy;

•	international operations;

•	debt covenants;

•	liquidity;

•	debt;

•	information systems and transition services;

•	personnel;

•	intellectual property rights;

•	claims and litigation;

•	labor;

•	internal controls;

•	environmental and regulatory matters;

•	outsourcing; and

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

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Net sales	$138.7	$141.7
Cost of goods sold	115.4	119.6
Gross profit	23.3	22.1
Selling, general and administrative expenses	36.6	37.7
Operating (loss)	(13.3)	(15.6)
Interest expense	0.6	1.0
Other (income) expense, net	(0.4)	0.3
(Loss) from continuing operations before income taxes	(13.5)	(16.9)
Income tax (benefit)	(0.3)	(0.3)
Net (loss) from continuing operations	$(13.2)	$(16.6)
(Loss) on disposal of discontinued operations, net of tax	—	(0.1)
Net (loss) from discontinued operations	—	(0.1)
Net (loss)	$(13.2)	$(16.7)

Basic (loss) per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(0.60)	$(0.63)
Basic (loss) per share of common stock from discontinued operations	—	—
Basic (loss) per share of common stock	$(0.60)	$(0.63)

Diluted (loss) per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(0.60)	$(0.63)
Diluted (loss) per share of common stock from discontinued operations	—	—
Diluted (loss) per share of common stock	$(0.60)	$(0.63)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Net (loss)	$(13.2)	$(16.7)
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	(2.5)	2.2
Derivative gain (loss)	1.3	(0.5)
Pension and postretirement adjustments	1.3	1.2
Total other comprehensive income	0.1	2.9
Total comprehensive (loss)	$(13.1)	$(13.8)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$31.9	$27.1
Accounts and notes receivable, net	40.1	36.1
Inventories, net	118.6	111.6
Income tax receivable	0.8	0.7
Prepaid expenses and other current assets	12.1	10.0
Total current assets	203.5	185.5
Property, plant, and equipment, less accumulated depreciation and amortization of $323.2 and $318.4, respectively	269.7	277.2
Operating lease assets	5.7	6.0
Intangible assets, less accumulated amortization of $20.8 and $19.0, respectively	23.8	25.4
Deferred income taxes	5.1	5.3
Other noncurrent assets	2.7	2.8
Total assets	$510.5	$502.2
Liabilities and Stockholders’ Equity
Current liabilities:
Current installments of long-term debt	$0.2	$0.2
Accounts payable and accrued expenses	99.8	104.4
Total current liabilities	100.0	104.6
Long-term debt	72.5	42.5
Noncurrent operating lease liabilities	2.4	2.7
Postretirement benefit liabilities	58.3	59.7
Pension benefit liabilities	14.2	16.0
Other long-term liabilities	4.5	5.8
Noncurrent income taxes payable	0.2	0.2
Deferred income taxes	2.5	2.4
Total liabilities	254.6	233.9
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,357,658 issued and 21,555,833 outstanding shares as of March 31, 2020 and 28,357,658 issued and 21,519,761 outstanding shares as of December 31, 2019	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,801,825 shares as of March 31, 2020 and 6,837,897 shares as of December 31, 2019	(88.2)	(88.9)
Additional paid-in capital	676.7	676.7
Accumulated deficit	(258.0)	(244.8)
Accumulated other comprehensive (loss)	(74.6)	(74.7)
Total stockholders’ equity	255.9	268.3
Total liabilities and stockholders’ equity	$510.5	$502.2

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$676.7	$(74.7)	$(244.8)	$268.3
Net (loss)	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based employee compensation, net	36,072	—	(36,072)	0.7	—	—	—	0.7
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
March 31, 2020	21,555,833	$—	6,801,825	$(88.2)	$676.7	$(74.6)	$(258.0)	$255.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)	—	—	—	—	—	—	(16.7)	(16.7)
Stock-based employee compensation, net	53,908	—	(50,251)	0.9	(0.5)	—	—	0.4
Other comprehensive income	—	—	—	—	—	2.9	—	2.9
March 31, 2019	25,886,101	$—	2,401,914	$(38.8)	$678.1	$(58.7)	$(203.0)	$377.6
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss)	$(13.2)	$(16.7)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	10.6	11.3
Deferred income taxes	(0.5)	(0.2)
Stock-based compensation	0.7	0.4
Gain from long-term disability plan change	(1.1)	—
U.S. pension expense	0.9	1.4
Other non-cash adjustments, net	1.4	(0.2)
Changes in operating assets and liabilities:
Receivables	(4.8)	(21.8)
Inventories	(8.1)	(4.9)
Accounts payable and accrued expenses	1.2	(33.0)
Income taxes payable and receivable	—	(0.4)
Other assets and liabilities	(4.2)	0.9
Net cash (used for) operating activities	(17.1)	(63.2)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.5)	(8.6)
Net cash used for investing activities	(7.5)	(8.6)
Cash flows from financing activities:
Proceeds from revolving credit facility	30.0	—
Payments on revolving credit facility	—	(25.0)
Payments on long-term debt	(0.1)	(1.0)
Value of shares withheld related to employee tax withholding	—	(0.7)
Net cash provided by (used for) financing activities	29.9	(26.7)
Effect of exchange rate changes on cash and cash equivalents	(0.5)	0.4
Net increase (decrease) in cash and cash equivalents	4.8	(98.1)
Cash and cash equivalents at beginning of year	27.1	173.8
Cash and cash equivalents at end of period	$31.9	$75.7
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$2.0	$3.7
Interest paid	0.7	0.9
Income taxes paid (refunded), net	0.3	0.3
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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three months ended March 31, 2020 and 2019 included in this report are unaudited. Quarterly results are not necessarily indicative of annual earnings, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2019, except as noted below. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.

COVID-19

The COVID-19 pandemic is expected to significantly impact our revenue in future quarters. In response, we have implemented several cost reduction initiatives, including reduced capital spending, implementing a furlough of certain salaried employees and reducing employee benefits. We are also pursuing a plan to monetize non-core assets. The impact of the pandemic on our future results is unknown. We have incurred net losses for the past several years, and negative cash flows from operations beginning in 2019. The pandemic’s current and expected future impacts, our recurring losses and our negative cash flows resulted in the identification of a triggering event requiring impairment testing of our North America asset group in the first quarter of 2020. The results of this testing indicated that, as of March 31, 2020, our North America asset group is not impaired.  While no long-lived asset impairment, significant inventory write-down or significant incremental accounts receivable reserves were recorded in the first quarter of 2020, such charges are possible in the future, which could have a material adverse effect on our future results.

On June 23, 2020 we amended our asset-based revolving credit facility ("ABL Credit Facility") to adjust the debt covenants to terms that are more appropriate under the current circumstances. See Note 12 to the Condensed Consolidated Financial Statements for additional information related to the ABL amendment. On June 23, 2020 we also entered into a new $70 million term loan facility with Pathlight Capital, LP. to provide additional liquidity to help fund our strategy and for other general business purposes. Based on our projected financial performance as of March 31, 2020, we believed, at the time, that it was probable that events resulting from the effects of COVID-19 could have prevented us from complying with the Consolidated EBITDA debt covenant in the second quarter of 2020 which would have given our lenders the right to immediately call the outstanding loan balance under the ABL Credit Facility, and we did not believe that the combination of our current cash balance and expected cash flows would be sufficient to repay this obligation. After evaluation, we have concluded that the actions we have taken sufficiently mitigated the risks that were present at March 31, 2020 described above.
Recently Adopted Accounting Standards
On January 1, 2020, we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance and subsequent amendments issued, requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. The most notable impact of this ASU related to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade account receivables. We adopted using the modified retrospective transition method. The adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.

On January 1, 2020, we adopted ASU 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The guidance eliminates, adds and modifies certain disclosure requirements. Adoption of the standard did not have an impact our financial condition, results of operations or cash flows.

On January 1, 2020, we adopted ASU 2018-14, "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance changes the disclosure requirements by eliminating certain disclosures that are no longer considered cost beneficial and added new ones that are considered pertinent. Adoption of the standard did not have an impact our financial condition, results of operations or cash flows.

On January 1, 2020, we adopted ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract." The guidance aligns the requirements for capitalizing implementation costs in a cloud computing arrangement service contract with the requirements for capitalizing implementation costs incurred for an internal use software license. Capitalized implementation costs should be amortized over the term of the service agreement on a straight line basis and should be assessed for impairment in a manner similar to long-lived assets. We adopted using the prospective transition method. This standard did not have a material impact on our financial condition, results of operations and cash flows.
Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740)." The guidance simplifies accounting for income taxes by removing certain exceptions. This new guidance is effective for fiscal years beginning after December 15, 2020 for public companies. Early adoption is permitted. We are continuing to evaluate the impact the adoption of this standard will have on our financial condition, results of operations or cash flows.
NOTE 2. REVENUE
We disaggregate revenue based on customer geography as geography represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

 The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended March 31,
	2020	2019
Net sales
United States	$115.2	$109.3
Canada	7.3	10.0
China	6.6	11.4
Other	9.6	11.0
Total net sales	$138.7	$141.7

NOTE 3. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended March 31,
	2020	2019
(Loss) from continuing operations before income taxes	$(13.5)	$(16.9)
Income tax (benefit)	(0.3)	(0.3)
Effective tax rate	2.2%	1.8%

Pursuant to ASC 740, we are required to consider all items (including items recorded in other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations. As such, we recorded year to date income tax benefits of $0.3 million, as of March 31, 2020 and 2019, as a result of the income included in other comprehensive income. The remaining tax expense relates to the mix of income among tax jurisdictions.
Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. AFI regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2020 to our unrecognized tax benefits as of December 31, 2019.
As of March 31, 2020, we consider foreign unremitted earnings to be permanently reinvested.
NOTE 4. DISCONTINUED OPERATIONS
In December 2018, we completed the sale of our wood business to Tarzan Holdco, Inc, ("TZI") a Delaware corporation and an affiliate of American Industrial Partners. The proceeds from the sale were $90.2 million, net of closing costs, transaction fees and taxes. The transaction was subject to a customary post-closing working capital adjustment process which resulted in us making a $1.9 million payment to TZI in the third quarter of 2019.
The following is a summary of the results related to the net (loss) gain on disposal of the wood business which is included in discontinued operations:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Three Months Ended March 31, 2019
(Loss) on disposal of discontinued operations before income tax	$(0.1)
Income tax (benefit) expense	—
Net (loss) on disposal of discontinued operations	$(0.1)

NOTE 5. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings per share components may not add due to rounding.
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended March 31,
	2020	2019
Numerator
Net (loss) from continuing operations	$(13.2)	$(16.6)
Net (loss) from discontinued operations	—	(0.1)
Net (loss)	$(13.2)	$(16.7)

Denominator
Weighted average number of common shares outstanding	21,527,453	25,851,432
Weighted average number of vested shares not yet issued	317,129	804,356
Weighted average number of common shares outstanding - Basic	21,844,582	26,655,788
Dilutive impact of stock-based compensation plans	—	—
Weighted average number of common shares outstanding - Diluted	21,844,582	26,655,788

For the three months ended March 31, 2020 and March 31, 2019 the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted earnings (loss) per share:

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	1,061,132	440,075
Performance awards excluded from diluted computation, as performance conditions not met	180,504	509,065

NOTE 6. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	March 31, 2020	December 31, 2019
Customer receivables	$53.3	$47.1
Miscellaneous receivables	4.2	7.2
Less: allowance for product claims, discounts, returns and losses	(17.4)	(18.2)
Total	$40.1	$36.1

On January 1, 2020 we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for losses from doubtful accounts. We adopted this ASU using the modified retrospective transition method. The adoption of the standard did not have a material impact on our results of operations or cash flows.
Allowance for product claims represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.

The following table summarizes the activity for the allowance for product claims:

	Three Months Ended March 31,
	2020	2019
Balance as of January 1	$(9.0)	$(6.4)
Reductions for payments	2.1	1.5
Current year claim accruals	(1.9)	(1.8)
Balance as of March 31	$(8.8)	$(6.7)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 7. INVENTORIES
The following table presents details related to our inventories, net:

	March 31, 2020	December 31, 2019
Finished goods	$92.5	$87.1
Goods in process	4.7	4.5
Raw materials and supplies	21.4	20.0
Total	$118.6	$111.6

NOTE 8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	March 31, 2020	December 31, 2019
Payables, trade and other	$71.9	$70.5
Employment costs	11.3	13.8
Other accrued expenses	13.3	16.8
Current operating lease liabilities	3.3	3.3
Total	$99.8	$104.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended March 31,
	2020	2019
Defined-benefit pension, U.S.
Service cost	$0.6	$0.6
Interest cost	3.1	3.8
Expected return on plan assets	(5.3)	(5.4)
Amortization of net actuarial loss	2.6	2.4
Total, defined-benefit pension, U.S.	$1.0	$1.4
Defined-benefit pension, Canada
Interest cost	$0.1	$0.1
Expected return on plan assets	(0.1)	(0.1)
Amortization of net actuarial loss	0.1	0.1
Total, defined-benefit pension, Canada	$0.1	$0.1
Defined-benefit postretirement, U.S.
Service cost	$—	$0.1
Interest cost	0.5	0.6
Amortization of prior service credits	(0.1)	—
Amortization of net actuarial gains	(1.2)	(0.8)
Total, defined-benefit postretirement, U.S.	$(0.8)	$(0.1)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive (loss) income before reclassifications, net of tax impact of $- , ($0.3), $- and ($0.3)	(2.5)	1.4	0.2	(0.9)
Amounts reclassified from accumulated other comprehensive income	—	(0.1)	1.1	1.0
Net current period other comprehensive (loss) income	(2.5)	1.3	1.3	0.1
Balance, March 31, 2020	$(3.0)	$0.7	$(72.3)	$(74.6)

Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive income (loss) before reclassifications, net of tax impact of $- , $0.2, $-, and $0.2	2.2	(0.3)	(0.1)	1.8
Amounts reclassified from accumulated other comprehensive income	—	(0.2)	1.3	1.1
Net current period other comprehensive income (loss)	2.2	(0.5)	1.2	2.9
Balance, March 31, 2019	$3.9	$0.3	$(62.9)	$(58.7)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

	Three Months Ended March 31,
	2020	2019	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$(0.1)	Cost of goods sold
Foreign exchange contracts - sales	—	(0.1)	Net sales
Total (income) before tax	(0.1)	(0.2)
Tax impact	—	—	Income tax (benefit)
Total (income), net of tax	(0.1)	(0.2)
Pension and postretirement adjustments
Amortization of net actuarial loss	1.4	1.7	Other expense, net
Tax impact	(0.3)	(0.4)	Income tax (benefit)
Total expense, net of tax	1.1	1.3
Total reclassifications for the period	$1.0	$1.1

NOTE 11. LITIGATION AND RELATED MATTERS
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
Summary of Financial Position
There were no material liabilities recorded as of March 31, 2020 and December 31, 2019 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. SUBSEQUENT EVENTS

On June 23, 2020 we entered into a Third Amendment to the ABL Credit Facility ("the Amendment"), which reduces commitments from $100 million to $90 million, amends the interest rates applicable to the loans, modifies certain financial maintenance and other covenants, and permits indebtedness under the Term Loan Agreement defined below. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory (collectively, with the equity interests in the guarantors, the ABL Priority Collateral, subject to certain reserves and other limitations.

The Amendment permits us to grant a first priority security interest in real estate, machinery and equipment and intellectual property collateral to the Term Loan Agent (collectively, the “Term Loan Priority Collateral”). Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “ABL Agent”)
will not have a security interest in the real property securing the Term Loan Agreement (as defined below) but will have a second priority security interest in machinery and equipment and intellectual property constituting Term Loan Priority Collateral.
Borrowings under the Amended ABL Credit Facility will bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to the London interbank offered rate (“LIBOR”) for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the Amendment. The base rate will be the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) one month LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amendment) and will range from 1.75% to 3.00% with respect to base rate borrowings and 2.75% to 4.00% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio.

In addition, the Amendment also amends certain financial covenants. The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter, have minimum Availability (as defined in the Amended ABL Credit Facility) of $30 million and, during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1:00 (such covenants, the “Financial Covenants”).

On June 23, 2020 we also entered into a new term loan facility with Pathlight Capital L.P. as the administrative agent ("Term Loan Agreement"). The Term Loan Agreement provides us with a secured term loan credit facility of $70 million (the “Term Loan Facility”). The borrowing base is derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Facility is scheduled to mature on June 23, 2025.
Borrowings under the Term Loan Facility will bear interest at a rate per annum equal to LIBOR for a three-month interest period, plus an applicable margin of 12.00%.
We must use cash proceeds from certain dispositions, including sales of real estate, equity and debt issuances and extraordinary events to prepay outstanding loans under the Term Loan Facility, subject to specified exceptions, including the prepayment requirements with respect to the Amended ABL Credit Facility. Prepayments of loans under the Term Loan Facility prior to the third anniversary of the closing date are subject to certain premiums.
All obligations under the Term Loan Agreement are guaranteed by each of our wholly owned domestic material subsidiaries and are secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The Term Loan Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of our businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements.
In addition, the Term Loan Agreement requires us to comply with the amended ABL Credit Facility Financial Covenants.
The Term Loan Agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of certain material indebtedness and a change of control provision. If an event of default occurs, the lenders may choose to accelerate the maturity of the Term Loan Facility and require repayment of all obligations thereunder.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our Management’s Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is provided in addition to the accompanying Condensed Consolidated Financial Statements and notes to assist readers in understanding our results of operations, financial condition, and cash flows. This interim MD&A should be read in conjunction with the MD&A in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of March 31, 2020, we operated eight manufacturing plants in three countries. We operate six manufacturing plants located throughout the United States (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia.

COVID-19
The COVID-19 pandemic is impacting our operations. We are committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. We are following guidelines and directives from governmental authorities and local health authorities across our facilities to continue to operate safely and responsibly. This includes working remotely, providing personal protective equipment, limiting group meetings, restricting air travel, enhancing cleaning and sanitizing procedures, and practicing social distancing, among other risk mitigation measures.

Our China plant was closed most of the month of February 2020. On April 1, 2020, we announced a proactive two-week production suspension in our North America plants beginning April 5, 2020 in response to the increasing social and economic impact of COVID-19. We are continuing to operate our warehouses. We believe we have built up sufficient inventory at our warehouses to continue to fill orders from customers working on projects related to healthcare, education, housing and other needs. Our inventory supply is supplemented by product also available with our distributor partners, which all continue to be operational. We reopened our North America plants as planned following the two-week shut-down. Our plants in China and Australia continued their operations during April. We have not experienced, and do not anticipate, material availability issues related to our raw materials or finished goods.

To help mitigate the potential spread of the virus, our North America sales team and corporate staff are working remotely. In April 2020, we announced a two-month furlough of approximately 100 employees, primarily administrative employees from our corporate headquarters. In addition, the employer match for certain benefit plans has been suspended indefinitely for salaried non-production employees.

Inconsistent state and local government orders have resulted in and will continue to have varying impacts to our results across geographies and for some of our customers. In some cases independent customer retail locations are closed. Generally, home centers have continued to operate. Construction is considered an essential business in most of North America. However, some of our customers' commercial projects in the retail sector have been postponed. These factors have led to a softer demand environment in certain states since the second half of March 2020.

We are evaluating the CARES Act passed by Congress for potential financial incentives that may be applicable to us.

Employees

As of March 31, 2020 and December 31, 2019, we had approximately 1,600 full-time and part-time employees worldwide.

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

Tariffs

The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. This tariff increase has an impact on products we import from China. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products. On November 8, 2019, an exclusion on tariffs of certain flooring products was announced. The exclusion applies retroactively to September 24, 2018. We filed for tariff refunds on these products in 2020. In addition, we reduced prices on select impacted products in the fourth quarter of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
			Change
(Dollars in millions)	2020	2019	$	%
Net sales	$138.7	$141.7	$(3.0)	(2.1)%
Cost of goods sold	115.4	119.6	(4.2)	(3.5)%
Gross profit	23.3	22.1	1.2	5.4%
Selling, general and administrative expenses	36.6	37.7	(1.1)	(2.9)%
Operating (loss)	(13.3)	(15.6)	2.3	NM*
Interest expense	0.6	1.0	(0.4)
Other (income) expense, net	(0.4)	0.3	(0.7)
(Loss) from continuing operations before income taxes	(13.5)	(16.9)	3.4
Income tax (benefit)	(0.3)	(0.3)	—
Net (loss) from continuing operations	(13.2)	(16.6)	3.4
(Loss) on disposal of discontinued operations, net of tax	—	(0.1)	0.1
Net (loss) from discontinued operations	—	(0.1)	0.1
Net (loss)	$(13.2)	$(16.7)	$3.5

NM*: not meaningful

Three months ended March 31, 2020 compared to March 31, 2019
Net Sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended March 31,		Change		Percentage Point Change Due to

(Dollars in millions)	2020	2019	$	%	Price	Volume	Mix	Currency
	$138.7	$141.7	$(3.0)	(2.1)%	(2.0)	(2.9)	3.1	(0.3)
Net sales for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019 due to unfavorable volume and unfavorable price partially offset by favorable mix. Unfavorable volume reflected the decrease in China sales due to COVID-19. Unfavorable price was driven by the reduction of prices due to lower tariffs. Favorable mix resulted from higher LVT sales due to higher than normal distributor LVT inventory during the first quarter of 2019.

Operating (Loss)
Operating loss for the three months ended March 31, 2020 decreased compared to the three months ended March 31, 2019, primarily due to lower costs of sourced product including the impact of lower tariffs and cost improvements related to manufacturing consolidation.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources
Our primary sources of liquidity are, and we anticipate that they will continue to be, proceeds from asset sales and borrowings under our secured credit facilities as described. We believe these sources are sufficient to fund our capital needs and planned capital expenditures, and to meet our interest and other contractual obligations in the near term, except as discussed below under Debt Covenants. Our liquidity needs for operations vary throughout the year with the majority of our cash flows typically generated in the second and third quarters.

Cash and cash equivalents totaled $31.9 million as of March 31, 2020, of which $19.9 million was held in the U.S.
Cash Flows
The table below shows our cash (used for) provided by operating, investing and financing activities:

(Dollars in millions)	Three Months Ended March 31,
	2020	2019
Cash (used for) operating activities	$(17.1)	$(63.2)
Cash (used for) investing activities	(7.5)	(8.6)
Cash provided by (used for) financing activities	29.9	(26.7)
Operating activities
Operating activities for the three months ended March 31, 2020 used $17.1 million. Cash was used by changes in working capital, primarily inventories and receivables. The net loss was partially offset by non-cash expenses, primarily depreciation and amortization. Operating activities for the three months ended March 31, 2019 used $63.2 million of cash, primarily due to a reduction in accounts payable and accrued expenses and an increase in receivables. Lower than normal net working capital at December 31, 2018 led to a larger than normal build in the first quarter of 2019.
Investing activities
Net cash used for investing activities of $7.5 million and $8.6 million for the three months ended March 31, 2020 and 2019, respectively, primarily reflected purchases of property, plant and equipment.
Financing activities
Net cash provided by financing activities for the three months ended March 31, 2020 was $29.9 million. Cash provided primarily reflected borrowings under our ABL Credit Facility. Net cash used in the three months ended March 31, 2019 was $26.7 million, and primarily reflected repayments on our revolving credit facility.
Debt
As of March 31, 2020, total borrowings outstanding under our ABL Credit Facility were $72.2 million, while outstanding letters of credit were $3.9 million. Net availability under the ABL Credit Facility as of March 31, 2020 was $11.6 million.

Borrowings under the ABL Credit Facility bear interest at a rate equal to an adjusted base rate or the London Interbank Offered Rate ("LIBOR") plus an applicable margin, which varies according to the net leverage ratio and was 2.25% as of March 31, 2020. As of March 31, 2020, the interest rate of 3.54% was determined using the LIBOR plus applicable margin. We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving ABL Credit Facility, which varies according to the net leverage ratio and was 0.20% as of March 31, 2020. Outstanding letters of credit issued under the ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 2.375% as of March 31, 2020.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

All obligations under the ABL Credit Facility are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the ABL Credit Facility, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the ABL Credit Facility and other security and collateral documents.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheet. However, we may repay this obligation at any time, without penalty.

Our foreign subsidiaries had available lines of credit totaling $8.5 million; there were no borrowings under these lines of credit as of March 31, 2020.

Debt Covenants

The ABL Credit Facility includes covenants that, among other things, require us to provide the bank group's agent ("the Agent") with certain information with respect to the Company and the borrowing base and to maintain or otherwise preserve the collateral in favor of the Agent and further restricts our ability to make acquisitions and repurchase equity.

The ABL Credit Facility required, among other things, that we maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Second Amendment to the credit agreement underlying the ABL Credit Facility (the "Second Amendment")) during a Financial Covenant Trigger Period (as defined in the Second Amendment) of at least 1.00 to 1.00 as well as meet a minimum Consolidated EBITDA (as defined in the Second Amendment) and limit on capital expenditures.

As of March 31, 2020 we were in compliance with the covenants.

Based on our projected financial performance as of March 31, 2020, we believed, at the time, that it was probable that events resulting from the effects of COVID-19 could have prevented us from complying with the Consolidated EBITDA debt covenant under our ABL Credit Facility in the second quarter of 2020. On June 23, 2020 we amended the ABL Credit Facility to adjust the debt covenants to terms that are more appropriate under the current circumstances. On June 23, 2020 we also entered into a new $70 million term loan facility with Pathlight Capital, L.C. to provide additional liquidity to help fund our strategy and for other general business purposes. See Note 12 to the Condensed Consolidated Financial Statements for additional information related to the ABL amendment and term loan facility.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures About Market Risk" in the Management's Discussion and Analysis of Financial Condition and Results of Operations section of our 2019 Annual Report on Form 10-K.

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

During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2019 conducted during the preparation of our financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified material weaknesses in internal control over financial reporting relating to the design and implementation of information technology general controls (ITGCs) over two information technology (IT) systems that support our processing of certain sales incentives, which are recorded as a reduction of net sales and accounts receivable. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: risk-assessment processes inadequate to identify and evaluate responses to risks in the financial reporting process; and failure to implement monitoring control activities when involving a third party service provider. These control deficiencies did not result in any identified misstatements to the consolidated financial statements as of and for the year ended December 31, 2019 and there were no changes to previously released financial results. However, the control deficiencies create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

As of March 31, 2020, the material weakness was not yet remediated. As a result, our Chief Executive Officer and Chief Financial Officer, together with management, concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective. We have been actively engaged in the design of remediation efforts to address the material weakness in our internal control over financial reporting as of December 31, 2019. The weakness will not be considered remediated, however, until the controls are designed, implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.

Change in Internal Controls over Financial Reporting

Except for the material weakness described above, no changes in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 11 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

Supplemental Risk Factor

In light of recent developments relating to COVID-19, the Company is supplementing Item 1A. Risk Factors in the Annual Report on Form 10-K. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly restrictive measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

Pursuant to guidance issued by the U.S. Department of Homeland Security, we operate in a critical infrastructure sector and we believe our employees qualify as "Essential Critical Infrastructure Workers." Accordingly, we have implemented measures designed to keep our employees safe and have protocols in place to address continuity of operations issues at our facilities. While we have experienced nominal issues with continuity of operations and have experienced no disruptions in service to our customers to-date, a widespread or sustained outbreak of COVID-19 at one or more locations could disrupt our ability to service our customers. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks, including business shutdowns or disruptions. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or  depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our 2019 Annual Report, such as those relating to our products and financial performance.

Change in Risk Factor

We have amended our ABL Credit Facility and entered into a new Term Loan Agreement. In response, we are revising the below Risk Factor in the Annual Report on Form 10-K. The following risk factor should be read in conjunction with the risk factors described in the Annual Report on Form 10-K.

Our credit agreements contain a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests.

The credit agreements underlying our $90 million amended ABL Credit Facility and $70 million Term Loan Facility include covenants that, among other things, may impose significant operating and financial restrictions, including restrictions or limitations on our ability to engage in activities that may be in our best long-term interests. The credit facilities include covenants that, among other things, require us to provide the bank groups' agents (the “Agents”) with certain information with respect to us and the borrowing base and to maintain or otherwise preserve the collateral in favor of the Agents and further restricts our ability to make acquisitions and repurchase equity. Under the terms of the credit facilities, we are required to maintain a specified fixed charge coverage and net leverage ratios. Our ability to meet these ratios could be affected by events beyond our control, and we cannot assure that we will meet them. A breach of any of the restrictive covenants or ratios would result in a default under the credit facilities. If any such default occurs, the lenders under the credit facilities may be able to elect to declare all outstanding borrowings under our facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest. The lenders may also have the right in these circumstances to terminate commitments to provide further borrowings.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from January 1, 2020 to March 31, 2020:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1 - 31, 2020	—	$—	—	—
February 1 - 29, 2020	240	$3.68	—	—
March 1 - 31, 2020	16,982	$1.91	—	—
Total	17,222		—	—
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under Armstrong World Industries' long-term incentive plans, which were converted to AFI units on April 1, 2016.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of this Quarterly Report on Form 10-Q:

Exhibit Number	Description
10.1	Form of 2020 Long-Term Time-Based Cash Award - CEO. †

10.2	Form of 2020 Long-Term Time-Based Cash Award - Tier 1. †

10.3	Form of 2020 Long-Term Time-Based Cash Award - Tier 2 and 3. †

10.4	Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - CEO. †

10.5	Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - Tier 1. †

10.6	Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - Tier 2 and 3. †

10.7	Amendment to Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan effective May 1, 2020. †

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†

101.SCH	XBRL Taxonomy Extension Schema Document†

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†

101.LAB	XBRL Taxonomy Extension Label Linkbase Document†

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

†	Filed herewith.

*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	June 24, 2020

By:	/s/ Douglas B. Bingham

Douglas B. Bingham
Senior Vice President, Chief Financial Officer and Treasurer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	June 24, 2020

By:	/s/ Tracy L. Marines

Tracy L. Marines
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)