Form 10-Q
period 2020-06-30
Armstrong Flooring, Inc.
filed 2020-07-31
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

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

The Registrant had 21,594,124 shares of common stock, $0.0001 par value, outstanding at July 27, 2020.

Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, income and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

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

•
other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales	$145.6	$177.7	$284.3	$319.4
Cost of goods sold	120.9	141.5	236.3	261.1
Gross profit	24.7	36.2	48.0	58.3
Selling, general and administrative expenses	30.3	32.5	66.9	70.2
Operating (loss) income	(5.6)	3.7	(18.9)	(11.9)
Interest expense	1.2	0.9	1.8	1.9
Other (income) expense, net	(0.5)	0.2	(0.9)	0.5
(Loss) earnings from continuing operations before income taxes	(6.3)	2.6	(19.8)	(14.3)
Income tax (benefit)	—	(2.7)	(0.3)	(3.0)
Net (loss) income from continuing operations	$(6.3)	$5.3	$(19.5)	$(11.3)
Gain on disposal of discontinued operations, net of tax	—	9.4	—	9.3
Net income from discontinued operations	—	9.4	—	9.3
Net (loss) income	$(6.3)	$14.7	$(19.5)	$(2.0)

Basic (loss) earnings per share of common stock:
Basic (loss) earnings per share of common stock from continuing operations	$(0.29)	$0.20	$(0.89)	$(0.43)
Basic earnings per share of common stock from discontinued operations	—	0.36	—	0.35
Basic (loss) earnings per share of common stock	$(0.29)	$0.56	$(0.89)	$(0.08)

Diluted (loss) earnings per share of common stock:
Diluted (loss) earnings per share of common stock from continuing operations	$(0.29)	$0.20	$(0.89)	$(0.43)
Diluted earnings per share of common stock from discontinued operations	—	0.36	—	0.35
Diluted (loss) earnings per share of common stock	$(0.29)	$0.56	$(0.89)	$(0.08)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(6.3)	$14.7	$(19.5)	$(2.0)
Changes in other comprehensive income, net of tax:
Foreign currency translation adjustments	1.6	(2.8)	(0.9)	(0.6)
Derivative (loss) gain	(0.9)	(0.3)	0.4	(0.8)
Pension and postretirement adjustments	0.9	0.6	2.2	1.8
Total other comprehensive income (loss)	1.6	(2.5)	1.7	0.4
Total comprehensive (loss) income	$(4.7)	$12.2	$(17.8)	$(1.6)

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(Dollars in millions, except par value)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$34.1	$27.1
Accounts and notes receivable, net	45.0	36.1
Inventories, net	122.3	111.6
Income tax receivable	1.1	0.7
Prepaid expenses and other current assets	11.6	10.0
Total current assets	214.1	185.5
Property, plant, and equipment, less accumulated depreciation and amortization of $333.4 and $318.4, respectively	266.6	277.2
Operating lease assets	5.7	6.0
Intangible assets, less accumulated amortization of $22.5 and $19.0, respectively	22.0	25.4
Deferred income taxes	5.1	5.3
Other noncurrent assets	2.2	2.8
Total assets	$515.7	$502.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$4.2	$—
Current installments of long-term debt	1.1	0.2
Accounts payable and accrued expenses	114.9	104.4
Total current liabilities	120.2	104.6
Long-term debt, net of unamortized debt issuance costs	62.7	42.5
Noncurrent operating lease liabilities	2.2	2.7
Postretirement benefit liabilities	57.5	59.7
Pension benefit liabilities	12.6	16.0
Other long-term liabilities	6.0	5.8
Noncurrent income taxes payable	0.2	0.2
Deferred income taxes	2.5	2.4
Total liabilities	263.9	233.9
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,376,662 issued and 21,593,522 outstanding shares as of June 30, 2020 and 28,357,658 issued and 21,519,761 outstanding shares as of December 31, 2019	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,783,140 shares as of June 30, 2020 and 6,837,897 shares as of December 31, 2019	(87.9)	(88.9)
Additional paid-in capital	677.0	676.7
Accumulated deficit	(264.3)	(244.8)
Accumulated other comprehensive (loss)	(73.0)	(74.7)
Total stockholders’ equity	251.8	268.3
Total liabilities and stockholders’ equity	$515.7	$502.2

See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$676.7	$(74.7)	$(244.8)	$268.3
Net (loss)	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based employee compensation, net	36,072	—	(36,072)	0.7	—	—	—	0.7
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
March 31, 2020	21,555,833	$—	6,801,825	$(88.2)	$676.7	$(74.6)	$(258.0)	$255.9
Net (loss)	—	—	—	—	—	—	(6.3)	(6.3)
Stock-based employee compensation, net	37,689	—	(18,685)	0.3	0.3	—	—	0.6
Other comprehensive income	—	—	—	—	—	1.6	—	1.6
June 30, 2020	21,593,522	$—	6,783,140	$(87.9)	$677.0	$(73.0)	$(264.3)	$251.8

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)	—	—	—	—	—	—	(16.7)	(16.7)
Stock-based employee compensation, net	53,908	—	(50,251)	0.9	(0.5)	—	—	0.4
Other comprehensive income	—	—	—	—	—	2.9	—	2.9
March 31, 2019	25,886,101	$—	2,401,914	$(38.8)	$678.1	$(58.7)	$(203.0)	$377.6
Net income	—	—	—	—	—	—	14.7	14.7
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.3)	—	—	—	(51.3)
Stock-based employee compensation, net	93,305	—	(49,130)	0.9	0.1	—	—	1.0
Other comprehensive (loss)	—	—	—	—	—	(2.5)	—	(2.5)
June 30, 2019	21,474,902	$—	6,857,288	$(89.2)	$678.2	$(61.2)	$(188.3)	$339.5
See accompanying notes to Condensed Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net (loss)	(19.5)	(2.0)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	20.9	22.3
Deferred income taxes	(0.6)	(0.6)
Stock-based compensation	1.3	2.1
Gain from long-term disability plan change	(1.1)	—
U.S. pension expense	1.9	2.7
Other non-cash adjustments, net	0.5	(0.5)
Changes in operating assets and liabilities:
Receivables	(9.2)	(26.8)
Inventories	(11.0)	3.4
Accounts payable and accrued expenses	15.4	(32.2)
Other assets and liabilities	(5.5)	(2.2)
Net cash (used for) operating activities	(6.9)	(33.8)
Cash flows from investing activities:
Purchases of property, plant and equipment	(10.9)	(15.5)
Net cash (used for) investing activities	(10.9)	(15.5)
Cash flows from financing activities:
Proceeds from revolving credit facility	41.2	—
Payments on revolving credit facility	(79.2)	(25.0)
Issuance of long-term debt	70.0	—
Financing costs	(6.9)	(0.1)
Payments on long-term debt	(0.1)	(2.1)
Purchases of treasury stock	—	(51.3)
Proceeds from exercised stock options	—	0.1
Value of shares withheld related to employee tax withholding	—	(0.7)
Net cash provided by (used for) financing activities	25.0	(79.1)
Effect of exchange rate changes on cash and cash equivalents	(0.2)	0.1
Net increase (decrease) in cash and cash equivalents	7.0	(128.3)
Cash and cash equivalents at beginning of year	27.1	173.8
Cash and cash equivalents at end of period	$34.1	$45.5
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$2.0	$4.6
Interest paid	1.7	1.8
Income taxes paid (refunded), net	0.4	1.1
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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for bad debts, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal, recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and six months ended June 30, 2020 and 2019 included in this report are unaudited. Quarterly results are not necessarily indicative of annual income, primarily due to the different level of sales in each quarter of the year and the possibility of changes in economic conditions between periods.
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

COVID-19

The COVID-19 pandemic has significantly impacted our operations and resulted in lower than expected revenue in 2020. In response, we have implemented several cost reduction initiatives, including reduced capital spending, implementing a furlough of certain salaried employees and reducing employee benefits. We are also pursuing a plan expected to monetize non-core assets. The impact of the pandemic on our future results is unknown. We have incurred net losses for the past several years, and negative cash flows from operations beginning in 2019. The pandemic’s impacts, our recurring losses and our negative cash flows resulted in the identification of a triggering event requiring impairment testing of our North America long-lived assets in the first quarter of 2020. The results of this testing indicated that, as of March 31, 2020, our North America long-lived assets were not impaired. Our actual second quarter 2020 results exceeded the assumptions used in our first quarter 2020 impairment test. While no long-lived asset impairment, significant inventory write-down or significant incremental accounts receivable reserves were recorded in the first six months of 2020, such charges are possible in the future, which could have a material adverse effect on our future results.
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
 The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales
United States	$113.9	$136.6	$229.1	$245.9
China	17.4	19.1	24.0	30.5
Canada	6.2	10.6	13.5	20.6
Other	8.1	11.4	17.7	22.4
Total net sales	$145.6	$177.7	$284.3	$319.4

NOTE 3. SEVERANCE

In the second quarter of 2019, we recorded $2.9 million in selling, general and administrative ("SG&A") expenses for severance and related expenses to reflect the separation costs for our former President and Chief Executive Officer.

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Loss) income from continuing operations before income taxes	$(6.3)	$2.6	$(19.8)	$(14.3)
Income tax (benefit)	—	(2.7)	(0.3)	(3.0)
Effective tax rate	—%	(103.8)%	1.5%	21.0%

Pursuant to ASC 740, we are required to consider all items (including items recorded in discontinued operations and other comprehensive income) in determining the amount of tax benefit that results from a loss from continuing operations.

For the six months ended June 30, 2020, we recognized an income tax benefit consisting of a U.S. income tax benefit and a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s valuation allowance due to the tax impact of the gains in other comprehensive income.

For the three and six months ended June 30, 2019, we recognized an income tax benefit consisting of a U.S. income tax benefit and a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in our valuation allowance due to the tax impact of the gains from resolution of our antidumping case in discontinued operations and gains on other comprehensive income.

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
As of June 30, 2020, we consider foreign unremitted income to be permanently reinvested.

NOTE 5. DISCONTINUED OPERATIONS
In December 2018, we completed the sale of our wood business to Tarzan Holdco, Inc. ("TZI"), a Delaware corporation and an affiliate of American Industrial Partners. The proceeds from the sale were $90.2 million, net of closing costs, transaction fees and taxes. The transaction was subject to a customary post-closing working capital adjustment process which resulted in us making a $1.9 million payment to TZI in the third quarter of 2019.
The following is a summary of the results related to the net gain on disposal of the wood business, which is included in discontinued operations:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Gain on disposal of discontinued operations before income tax	$12.7	$12.6
Income tax expense	3.3	3.3
Net gain on disposal of discontinued operations	$9.4	$9.3
During the second quarter of 2019, we reached a resolution in our antidumping case regarding our previously operated plant in Kunshan, China that manufactured multilayered wood flooring. We resolved our potential liability outside of litigation pursuant to a settlement agreement with the petitioners. As a result, we reversed the previously recognized liability of $11.4 million, which was reflected in gain on disposal of discontinued operations.
NOTE 6. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
Earnings per share components may not add due to rounding.
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings (loss) per share calculations for the periods indicated.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator
Net (loss) income from continuing operations	$(6.3)	$5.3	$(19.5)	$(11.3)
Net income from discontinued operations	—	9.4	—	9.3
Net (loss) income	$(6.3)	$14.7	$(19.5)	$(2.0)

Denominator
Weighted average number of common shares outstanding	21,574,595	25,602,519	21,551,024	25,726,288
Weighted average number of vested shares not yet issued	346,845	455,263	331,987	628,845
Weighted average number of common shares outstanding - Basic	21,921,440	26,057,782	21,883,011	26,355,133
Dilutive impact of stock-based compensation plans	—	81,701	—	—
Weighted average number of common shares outstanding - Diluted	21,921,440	26,139,483	21,883,011	26,355,133

For the three months and six months ended June 30, 2020 and the six months ended June 30, 2019 the diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive. For the three months ended June 30, 2019 the diluted earnings per share was calculated using net income available to common stockholders divided by the diluted weighted average number of common shares outstanding during the period, determined using the treasury stock method.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following awards were excluded from the computation of diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	1,016,278	411,360	1,038,705	425,718
Performance awards excluded from diluted computation, as performance conditions not met	175,174	344,440	177,839	426,753

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net of allowances:

	June 30, 2020	December 31, 2019
Customer receivables	$59.2	$47.1
Miscellaneous receivables	4.0	7.2
Less: allowance for product claims, discounts, returns and losses	(18.2)	(18.2)
Total	$45.0	$36.1

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

The following table summarizes the activity for the allowance for product claims:

	Six Months Ended June 30,
	2020	2019
Balance as of January 1	$(9.0)	$(6.4)
Reductions for payments	3.3	3.5
Current year claim accruals	(3.8)	(5.0)
Balance as of June 30	$(9.5)	$(7.9)

NOTE 8. INVENTORIES
The following table presents details related to our inventories, net:

	June 30, 2020	December 31, 2019
Finished goods	$93.8	$87.1
Goods in process	5.6	4.5
Raw materials and supplies	22.9	20.0
Total	$122.3	$111.6

NOTE 9. LEASES
On June 26, 2020, we entered into new Headquarters (HQ) and Technical Center lease agreements with High Properties. The term of the HQ lease will be ten years and four months, with an anticipated commencement date of June 1, 2021.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The term of the Technical Center lease will be ten years and seven months, with an anticipated commencement date of March 1, 2021. Both leases will be recorded as operating leases.
In the second quarter of 2019, we recognized $0.9 million and $1.6 million of sublease income and income from non-lease components, respectively, in SG&A expenses related to termination fees received from TZI due to the cancellation of a sublease before the end of the lease term.

NOTE 10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	June 30, 2020	December 31, 2019
Payables, trade and other	$83.9	$70.5
Employment costs	13.9	13.8
Other accrued expenses	13.6	16.8
Current operating lease liabilities	3.5	3.3
Total	$114.9	$104.4

NOTE 11. DEBT

	June 30, 2020	December 31, 2019
Credit Lines	$4.2	$—
ABL Facility	—	42.2
Current portion of Term Loan Facility	0.9	—
Current portion of finance lease	0.2	0.2
Noncurrent portion of Term Loan Facility	69.1	—
Noncurrent portion of finance leases	0.5	0.3
Total principal balance outstanding	74.9	42.7
Less: Deferred financing costs, net	(6.9)	—
Total	$68.0	$42.7

On June 23, 2020, we entered into a Third Amendment to the ABL Credit Facility (the "Amendment"), which reduces commitments from $100 million to $90 million, amends the interest rates applicable to the loans, modifies certain financial maintenance and other covenants, and permits indebtedness under the Term Loan Agreement defined below. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, (the "ABL Priority Collateral"), subject to certain reserves and other limitations. The Amended ABL Credit Facility matures in December 2023.

The Amendment permits us to grant a first priority security interest in real estate, machinery and equipment and intellectual property collateral to Pathlight Capital LP (the "Term Loan Agent") (collectively, the “Term Loan Priority Collateral”). Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “ABL Agent”) will not have a security interest in the real property securing the Term Loan Agreement (as defined below) but will have a second priority security interest in machinery and equipment and intellectual property constituting Term Loan Priority Collateral.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Borrowings under the Amended ABL Credit Facility will bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to the London interbank offered rate (“LIBOR”) for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the Amendment. The base rate will be the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amendment) and will range from 1.75% to 3.00% with respect to base rate borrowings and 2.75% to 4.00% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio.

In addition, the Amendment also amends certain financial covenants. The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter, have minimum Availability (as defined in the Amended ABL Credit Facility) of $30 million and, during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00 (such covenants, the “Financial Covenants”).

On June 23, 2020 we also entered into a new term loan facility with Pathlight Capital LP as the administrative agent ("Term Loan Agreement"). The Term Loan Agreement provides us with a secured term loan credit facility of $70 million (the “Term Loan Facility”). The borrowing base is derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Facility is scheduled to mature on June 23, 2025. The principal balance of the Term Loan Facility is payable in quarterly installments beginning in June 2021. We used the proceeds of the Term Loan Facility to pay down the Amended ABL Credit Facility.
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
All obligations under the Term Loan Agreement are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million and are secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Defined-benefit pension, U.S.
Service cost	$0.7	$0.7	$1.3	$1.3
Interest cost	3.1	3.7	6.2	7.5
Expected return on plan assets	(5.4)	(5.4)	(10.7)	(10.8)
Amortization of net actuarial loss	2.5	2.4	5.1	4.8
Total, defined-benefit pension, U.S.	$0.9	$1.4	$1.9	$2.8
Defined-benefit pension, Canada
Interest cost	$0.1	$0.2	$0.2	$0.3
Expected return on plan assets	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of net actuarial loss	0.1	—	0.2	0.1
Total, defined-benefit pension, Canada	$—	$—	$0.1	$0.1
Defined-benefit postretirement, U.S.
Service cost	$—	$—	$—	$0.1
Interest cost	0.5	0.7	1.0	1.3
Amortization of prior service credits	(0.1)	—	(0.2)	—
Amortization of net actuarial gains	(1.2)	(0.8)	(2.4)	(1.6)
Total, defined-benefit postretirement, U.S.	$(0.8)	$(0.1)	$(1.6)	$(0.2)

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

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive (loss) income before reclassifications, net of tax impact of $ − in all periods	(0.9)	0.7	0.2	—
Amounts reclassified from accumulated other comprehensive income	—	(0.3)	2.0	1.7
Net current period other comprehensive (loss) income	(0.9)	0.4	2.2	1.7
Balance, June 30, 2020	$(1.4)	$(0.2)	$(71.4)	$(73.0)

Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive (loss) before reclassifications, net of tax impact of $- , $0.3, ($0.8), and ($0.5)	(0.6)	(0.4)	(0.8)	(1.8)
Amounts reclassified from accumulated other comprehensive income	—	(0.4)	2.6	2.2
Net current period other comprehensive (loss) income	(0.6)	(0.8)	1.8	0.4
Balance, June 30, 2019	$1.1	$—	$(62.3)	$(61.2)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$(0.1)	$(0.2)	$(0.2)	Cost of goods sold
Foreign exchange contracts - sales	(0.1)	(0.1)	(0.1)	(0.2)	Net sales
Total (income) before tax	(0.2)	(0.2)	(0.3)	(0.4)
Tax impact	—	—	—	—	Income tax (benefit)
Total (income), net of tax	(0.2)	(0.2)	(0.3)	(0.4)
Pension and postretirement adjustments
Prior service cost amortization	(0.2)	—	(0.2)	—	Other expense, net
Amortization of net actuarial loss	1.5	1.6	2.9	3.3	Other expense, net
Tax impact	(0.4)	(0.3)	(0.7)	(0.7)	Income tax (benefit)
Total expense, net of tax	0.9	1.3	2.0	2.6
Total reclassifications for the period	$0.7	$1.1	$1.7	$2.2

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Unaudited Condensed Consolidated Financial Statements
(Dollars in millions, except per share data)

Summary of Financial Position
There were no material liabilities recorded as of June 30, 2020 and December 31, 2019 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019.  On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel.  On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020.  We cannot predict the duration or outcome of this suit at this time.  As a result, we are unable to estimate the reasonably possible loss arising from this lawsuit.  The Company intends to vigorously defend itself in this matter.
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

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of June 30, 2020, we operated eight manufacturing plants in three countries. We operate six manufacturing plants located throughout the United States (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia.

COVID-19
The COVID-19 pandemic is significantly impacting our operations. We are committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. We are following guidelines and directives from governmental authorities and local health authorities across our facilities to continue to operate safely and responsibly. This includes working remotely, providing personal protective equipment, limiting group meetings, restricting air travel, enhancing cleaning and sanitizing procedures, and practicing social distancing, among other risk mitigation measures.

Our China plant was closed most of the month of February 2020. On April 1, 2020, we announced a proactive two-week production suspension in our North America plants beginning April 5, 2020 in response to the increasing social and economic impact of COVID-19. We continued to operate our warehouses. We reopened our North America plants as planned following the two-week shut-down. Our plants in China and Australia continued their operations during the second quarter. We have not experienced, and do not anticipate, material availability issues related to our raw materials or finished goods.

To help mitigate the potential spread of the virus, our North America sales team and corporate staff are working remotely and will continue to do so. In the second quarter we furloughed approximately 100 employees, primarily administrative employees from our corporate headquarters. Most of the furloughed employees returned in July 2020. In addition, the employer match for certain benefit plans was suspended through the end of the third quarter of 2020 for salaried non-production employees.

Inconsistent state and local government orders have resulted in and will continue to have varying impacts to our results across geographies and for some of our customers. In some cases independent customer retail locations are closed. Generally, home centers have continued to operate. Construction is considered an essential business in most of North America. However, some of our customers' commercial projects in the retail sector have been postponed. These factors have led to a softer demand environment in certain states and channels.

The impact of the pandemic on our future results is unknown.

Employees

As of June 30, 2020 and December 31, 2019, we had approximately 1,500 and 1,600 full-time and part-time employees worldwide, respectively.

Factors Affecting Our Business

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Tariffs

Tariffs impact the cost of products we import from China. The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products. On November 8, 2019, an exclusion on tariffs of certain flooring products was announced. The exclusion applies retroactively to September 24, 2018. We filed for tariff refunds on these products in 2020. Additional products were added to the exclusion in the second quarter of 2020, also retroactive to September 24, 2018. The exclusions are scheduled to expire in August 2020. In addition, we reduced prices on select impacted products in the fourth quarter of 2019.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,				Six Months Ended June 30,
			Change				Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$145.6	$177.7	$(32.1)	(18.1)%	$284.3	$319.4	$(35.1)	(11.0)%
Cost of goods sold	120.9	141.5	(20.6)	(14.6)%	236.3	261.1	(24.8)	(9.5)%
Gross profit	24.7	36.2	(11.5)	(31.8)%	48.0	58.3	(10.3)	(17.7)%
Selling, general and administrative expenses	30.3	32.5	(2.2)	(6.8)%	66.9	70.2	(3.3)	(4.7)%
Operating (loss) income	(5.6)	3.7	(9.3)	NM*	(18.9)	(11.9)	(7.0)	NM*
Interest expense	1.2	0.9	0.3		1.8	1.9	(0.1)
Other (income) expense, net	(0.5)	0.2	(0.7)		(0.9)	0.5	(1.4)
(Loss) income from continuing operations before income taxes	(6.3)	2.6	(8.9)		(19.8)	(14.3)	(5.5)
Income tax (benefit)	—	(2.7)	2.7		(0.3)	(3.0)	2.7
Net (loss) income from continuing operations	(6.3)	5.3	(11.6)		(19.5)	(11.3)	(8.2)
Gain on disposal of discontinued operations, net of tax	—	9.4	(9.4)		—	9.3	(9.3)
Net income from discontinued operations	—	9.4	(9.4)		—	9.3	(9.3)
Net (loss) income	$(6.3)	$14.7	$(21.0)		$(19.5)	$(2.0)	$(17.5)

NM*: not meaningful

Three months ended June 30, 2020 compared to June 30, 2019
Net sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2020	2019	$	%	Price	Volume	Mix	Currency
	$145.6	$177.7	$(32.1)	(18.1)%	(2.4)	(15.3)	0.4	(0.8)
Net sales for the three months ended June 30, 2020 decreased compared to the three months ended June 30, 2019 primarily attributable to lower volumes due to the COVID-19 pandemic and shelter-in-place related business disruptions, including the temporary closing of many independent customer retail locations and the postponement of certain commercial projects, partially offset by increased activity with home centers.

Cost of goods sold

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cost of goods sold for the three months ended June 30, 2020 was 83.0% of net sales compared to 79.6% of net sales in the three months ended June 30, 2019. The change was primarily due to lower sales volume and related reduction in production capacity, which led to accelerated recognition of period expenses in cost of sales.
.

Selling, general & administrative expenses

Selling, general and administrative expenses for the three months ended June 30, 2020 decreased compared to the three months ended June 30, 2019 due to cost reduction measures implemented in response to the impact of COVID-19 and lower executive transition costs, partially offset by $4.7 million of income from a transition service agreement and a $2.5 million benefit from an early lease termination fee in 2019.

Income tax benefit

There was no income tax benefit for the three months ended June 30, 2020 compared to income tax benefit of $2.7 million for the three months ended June 30, 2019. The prior year tax benefit was due to a reduction in our U.S. valuation allowance due to the tax impact of the gain on disposal of discontinued operations resulting from a resolution of our antidumping case.

Discontinued operations

For the three months ended June 30, 2019, a $9.4 million gain on disposal of discontinued operations was realized primarily due to the resolution of an antidumping case.

Six months ended June 30, 2020 compared to June 30, 2019
Net sales
Net sales by percentage point change are shown in the table below:

	Six Months Ended June 30,		Change		Percentage Point Change Due to

(Dollars in millions)	2020	2019	$	%	Price	Volume	Mix	Currency
	$284.3	$319.4	$(35.1)	(11.0)%	(2.2)	(9.3)	1.1	(0.6)
Net sales for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 primarily attributable to lower volumes due to the COVID-19 pandemic and shelter-in-place related business disruptions, including the temporary closing of many independent customer retail locations and the postponement of certain commercial projects, partially offset by increased activity with home centers.

Cost of goods sold

Cost of goods sold for the six months ended June 30, 2020 was 83.1% of net sales compared to 81.7% of net sales in the six months ended June 30, 2019. The change was primarily due to lower sales volume and related reduction in production capacity, which led to accelerated recognition of period expenses in cost of sales.

Selling, general & administrative expenses

Selling, general and administrative expenses for the six months ended June 30, 2020 decreased compared to the six months ended June 30, 2019 due to cost reduction measures implemented in response to the impact of COVID-19 and lower executive transition costs, partially offset by $9.3 million of income from a transition service agreement and a $2.5 million benefit from an early lease termination fee in 2019.

Income tax benefit

Income tax benefit was $0.3 million for the six months ended June 30, 2020 compared to income tax benefit of $3.0 million for the six months ended June 30, 2019. The effective tax rate for the six months ended June 30, 2020 of 1.5%

Management’s Discussion and Analysis of Financial Condition and Results of Operations

compared to the rate of 21.0% for the same period of 2019. The change in effective rates is primarily driven by the mix of income among tax jurisdictions and the effects of unbenefitted losses.

Discontinued operations

For the six months ended June 30, 2019, a $9.3 million gain on disposal of discontinued operations was realized, primarily due to the resolution of an antidumping case.

Liquidity and Capital Resources
Our primary sources of liquidity are, and we anticipate that they will continue to be, proceeds from asset sales and borrowings under our credit facilities. We believe these sources are sufficient to fund our capital needs and planned capital expenditures, and to meet our interest and other contractual obligations in the near term. Our liquidity needs for operations vary throughout the year with the majority of our cash flows typically generated in the second and third quarters.
Cash and cash equivalents totaled $34.1 million as of June 30, 2020, of which $17.2 million was held in the U.S.
Cash Flows
The table below shows our cash (used for) provided by operating, investing and financing activities:

(Dollars in millions)	Six Months Ended June 30,
	2020	2019
Cash (used for) operating activities	$(6.9)	$(33.8)
Cash (used for) investing activities	(10.9)	(15.5)
Cash provided by (used for) financing activities	25.0	(79.1)
Operating activities
Operating activities for the six months ended June 30, 2020 used $6.9 million. Cash was used primarily by net changes in working capital, primarily inventories and receivables, partially offset by accounts payable and accrued expenses and net non-cash expenses, primarily depreciation and amortization. Operating activities for the six months ended June 30, 2019 used $33.8 million of cash, primarily due to a reduction in accounts payable and accrued expenses and an increase in receivables, partially offset by net non-cash expenses, primarily depreciation and amortization.
Investing activities
Net cash used for investing activities of $10.9 million and $15.5 million for the six months ended June 30, 2020 and 2019, respectively, reflected purchases of property, plant and equipment.
Financing activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $25.0 million. Cash provided primarily reflected the borrowings under our Term Loan Agreement and ABL Credit Facility, partially offset by payments to our ABL Credit Facility. Net cash used in the six months ended June 30, 2019 was $79.1 million, and primarily reflected purchases of treasury stock and repayments of our revolving credit facility.
Debt
On June 23, 2020 we entered into a Third Amendment to the ABL Credit Facility (the "Amendment"), which reduces commitments from $100 million to $90 million, amends the interest rates applicable to the loans, modifies certain financial maintenance and other covenants, and permits indebtedness under the Term Loan Agreement defined below. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, the Amended ABL Priority Collateral, subject to certain reserves and other limitations. The Amended ABL Credit Facility matures in December 2023.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
Borrowings under the Amended ABL Credit Facility will bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to the London interbank offered rate (“LIBOR”) for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the Amendment. The base rate will be the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A., and (c) LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amendment) and will range from 1.75% to 3.00% with respect to base rate borrowings and 2.75% to 4.00% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio.

In addition, the Amendment also amends certain financial covenants. The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter, have minimum Availability (as defined in the Amended ABL Credit Facility) of $30 million and, during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00 (such covenants, the “Financial Covenants”).

On June 23, 2020 we also entered into a new term loan facility with Pathlight Capital LP as the administrative agent ("Term Loan Agreement"). The Term Loan Agreement provides us with a secured term loan credit facility of $70 million (the “Term Loan Facility”). The borrowing base is derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Facility is scheduled to mature on June 23, 2025. The principal balance of the Term Loan Facility is payable in quarterly installments beginning in June 2021. We used the proceeds of the Term Loan Facility to pay down the Amended ABL Credit Facility.
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
All obligations under the Term Loan Agreement are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million and are secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral.
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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Term Loan Agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of certain material indebtedness and a change of control provision. If an event of default occurs, the lenders may choose to accelerate the maturity of the Term Loan Facility and require repayment of all obligations thereunder.

As of June 30, 2020, there were no borrowings outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $3.9 million. Total net availability under the Amended ABL Credit Facility and Term Loan Facility as of June 30, 2020 was $82.3 million.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.20% as of June 30, 2020. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 2.375% as of June 30, 2020.

All obligations under the Amended ABL Credit Facility and Term Loan Facility are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the Amended ABL Credit Facility and Term Loan Facility, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the Amended ABL Credit Facility, Term Loan Facility and other security and collateral documents.

Due to its stated five-year maturity, this obligation is presented as a long-term obligation in our Condensed Consolidated Balance Sheet. However, we may repay this obligation at any time, without penalty.

Our foreign subsidiaries had available lines of credit totaling $8.5 million; there were $4.2 million borrowings under these lines of credit as of June 30, 2020.

Debt Covenants

The Amendment also amends certain financial covenants. The Amended ABL Credit Facility and the Term Loan Facility require, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter, have minimum Availability (as defined in the Amended ABL Credit Facility) of $30 million and, during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00 (such covenants, the “Financial Covenants”).

As of June 30, 2020, the minimum Consolidated Cash Flow and the Fixed Charge Coverage Ratio covenants were not applicable. As of June 30, 2020, we were in compliance with the minimum availability requirement of $30 million.

See Note 11 to the Condensed Consolidated Financial Statements for additional information related to the ABL Amendment and Term Loan Facility.

Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements.

Contractual Obligations

On June 26, 2020, we entered into new Headquarters (HQ) and Technical Center lease agreements with High Properties. The term of the HQ lease will be ten years and four months, with an anticipated commencement date of June 1, 2021. Under the terms of the HQ lease, we will lease an aggregate of 58,500 square feet in two existing adjacent buildings located in Lancaster, Pennsylvania. During the first sixteen months of the HQ lease term, we will pay an initial monthly rental rate of $26.75 per square foot, plus operating expenses and real estate taxes, subject to a rent abatement period, with a gradual rate increase for each twelve month period thereafter, culminating with a monthly rental rate of $31.97 per square foot, plus operating expenses and real estate taxes, during the final twelve months of the HQ lease term. The term of the Technical Center lease will be ten years and seven months, with an anticipated commencement date

Management’s Discussion and Analysis of Financial Condition and Results of Operations

of March 1, 2021. Under the terms of the Technical Center lease, we will lease 32,143 square feet of an existing building also in Lancaster, Pennsylvania. During the first sixteen months of the Technical Center lease, we will pay an initial monthly rental rate of $11.71 per square foot, plus operating expenses and real estate taxes, subject to a rent abatement period, with a gradual rate increase for each twelve month period thereafter, culminating with a monthly rental rate of $13.30 per square foot, plus operating expenses and real estate taxes, during the final twelve months of the Technical Center lease. Both leases will be recorded as operating leases.
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

During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2019 conducted during the preparation of our financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified a material weakness in internal control over financial reporting relating to the design and implementation of information technology general controls (ITGCs) over two information technology (IT) systems that support our processing of certain sales incentives, which are recorded as a reduction of net sales and accounts receivable. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: risk-assessment processes inadequate to identify and evaluate responses to risks in the financial reporting process; and failure to implement monitoring control activities when involving a third party service provider. This control deficiency did not result in any identified misstatements to the consolidated financial statements as of and for the year ended December 31, 2019 and there were no changes to previously released financial results. However, the control deficiency create a reasonable possibility that a material misstatement to our consolidated financial statements will not be prevented or detected on a timely basis and, therefore, we concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

As of June 30, 2020, the material weakness was not yet remediated. As a result, our Chief Executive Officer and Interim Chief Financial Officer, together with management, concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective. We have implemented and continue to implement measures designed to ensure that the deficient ITGCs for the two IT systems that support our processing of certain sales incentives are remediated. We have also updated our risk-assessment process to better identify risks in the financial reporting process and have implemented monitoring control activities when using a third party service provider. As we continue to implement these measures, we may determine that additional steps may be necessary to remediate the material weakness. The material weakness will not be considered remediated, however, until the controls are designed, implemented and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2020.

Change in Internal Controls over Financial Reporting
On June 26, 2020, our Board of Directors and Douglas B. Bingham mutually agreed that Mr. Bingham would step down from his position as Senior Vice President, CFO and Treasurer and principal financial officer. The role and responsibilities of principal financial officer of the Company previously held by Mr. Bingham were assumed by Gregory D. Waina, as Interim Chief Financial Officer.

Except for the material weakness described above, no changes in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 15 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors during the current quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about our stock repurchases from April 1, 2020 to June 30, 2020:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
April 1 - 30, 2020	2,495	$1.57	—	—
May 1 - 31, 2020	—	$—	—	—
June 1 - 30, 2020	—	$—	—	—
Total	2,495		—	—
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

10.1
Third Amendment to Credit Agreement, dated as of June  23, 2020, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Bank of America, N.A., as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2020).

10.2
Term Loan Agreement, dated as of June  23, 2020, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2020).

10.3
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and HIGH PROPERTIES, a Pennsylvania limited partnership, as successor to HIGH PROPERTIES, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report of Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

10.4
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and HIGH PROPERTIES, a Pennsylvania limited partnership, as successor to HIGH PROPERTIES, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report of Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

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

Armstrong Flooring, Inc.
(Registrant)

Date:	July 31, 2020

By:	/s/ Gregory D. Waina

Gregory D. Waina
Interim Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	July 31, 2020

By:	/s/ Tracy L. Marines

Tracy L. Marines
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)