Form 10-Q
period 2020-09-30
Armstrong Flooring, Inc.
filed 2020-10-30
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware		47-4303305
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer Identification number)

2500 Columbia Avenue		17603
Lancaster	Pennsylvania
(Address of principal executive offices)		(Zip Code)

(717)	672-9611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AFI	New York Stock Exchange

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

The Registrant had 21,626,222 shares of common stock, $0.0001 par value, outstanding at October 26, 2020.

Armstrong Flooring, Inc.

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q ("Form 10-Q") and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, income and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•the impact of COVID-19 on the economy, demand for our products and our operations, including the measures taken by governmental authorities to address it, which may precipitate or exacerbate other risks and/or uncertainties;
•global economic conditions;
•competition;
•availability and costs of raw materials and energy;
•key customers;
•construction activity;
•execution of strategy;
•international operations;
•debt covenants;
•liquidity;
•debt;
•information systems and transition services;
•personnel;
•intellectual property rights;
•claims and litigation;
•labor;
•internal controls;
•environmental and regulatory matters;
•outsourcing; and
•other risks detailed from time to time in our filings with the Securities and Exchange Commission ("SEC"), press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the three months ended March 31, 2020 and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net sales	$156.6	$165.6	$440.9	$485.0
Cost of goods sold	129.0	153.8	365.3	414.9
Gross profit	27.6	11.8	75.6	70.1
Selling, general and administrative expenses	37.7	40.0	104.6	110.2
Operating (loss)	(10.1)	(28.2)	(29.0)	(40.1)
Interest expense	2.8	0.8	4.6	2.7
Other (income) expense, net	(1.5)	0.7	(2.4)	1.2
(Loss) from continuing operations before income taxes	(11.4)	(29.7)	(31.2)	(44.0)
Income tax expense (benefit)	0.3	—	—	(3.0)
Net (loss) from continuing operations	(11.7)	(29.7)	(31.2)	(41.0)
Net (loss) income from discontinued operations	—	(1.7)	—	7.6
Net (loss)	$(11.7)	$(31.4)	$(31.2)	$(33.4)

Basic (loss) earnings per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(0.53)	$(1.36)	$(1.42)	$(1.65)
Basic (loss) earnings per share of common stock from discontinued operations	—	(0.08)	—	0.31
Basic (loss) per share of common stock	$(0.53)	$(1.44)	$(1.42)	$(1.34)

Diluted (loss) earnings per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(0.53)	$(1.36)	$(1.42)	$(1.65)
Diluted (loss) earnings per share of common stock from discontinued operations	—	(0.08)	—	0.31
Diluted (loss) per share of common stock	$(0.53)	$(1.44)	$(1.42)	$(1.34)

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss)	$(11.7)	$(31.4)	$(31.2)	$(33.4)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3.6	(3.7)	2.7	(4.3)
Derivative adjustments	(0.3)	0.1	0.1	(0.7)
Pension and postretirement adjustments	0.9	1.9	3.1	3.7
Total other comprehensive income (loss)	4.2	(1.7)	5.9	(1.3)
Total comprehensive (loss)	$(7.5)	$(33.1)	$(25.3)	$(34.7)

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions, except par value)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$22.2	$27.1
Accounts and notes receivable, net	43.8	36.1
Inventories, net	129.9	111.6
Prepaid expenses and other current assets	13.8	10.7
Assets held-for-sale	19.3	—
Total current assets	229.0	185.5
Property, plant, and equipment, net	246.0	277.2
Operating lease assets	5.3	6.0
Intangible assets, net	20.5	25.4
Deferred income tax assets	5.3	5.3
Other noncurrent assets	2.5	2.8
Total assets	$508.6	$502.2
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$6.3	$—
Current installments of long-term debt	2.1	0.2
Accounts payable and accrued expenses	112.9	104.4
Total current liabilities	121.3	104.6
Long-term debt, net of unamortized debt issuance costs	62.1	42.5
Noncurrent operating lease liabilities	2.3	2.7
Postretirement benefit liabilities	56.2	59.7
Pension benefit liabilities	11.1	16.0
Other long-term liabilities	8.3	6.0
Deferred income tax liabilities	2.4	2.4
Total liabilities	263.7	233.9
Commitments and contingencies
Stockholders’ equity:
Common stock with par value $.0001 per share: 100,000,000 shares authorized; 28,376,662 issued and 21,626,222 outstanding shares as of September 30, 2020 and 28,357,658 issued and 21,519,761 outstanding shares as of December 31, 2019	—	—
Preferred stock with par value $.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,750,440 shares as of September 30, 2020 and 6,837,897 shares as of December 31, 2019	(87.3)	(88.9)
Additional paid-in capital	677.0	676.7
Accumulated deficit	(276.0)	(244.8)
Accumulated other comprehensive (loss)	(68.8)	(74.7)
Total stockholders’ equity	244.9	268.3
Total liabilities and stockholders’ equity	$508.6	$502.2

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$676.7	$(74.7)	$(244.8)	$268.3
Net (loss)	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based employee compensation, net	36,072	—	(36,072)	0.7	—	—	—	0.7
Other comprehensive income	—	—	—	—	—	0.1	—	0.1
March 31, 2020	21,555,833	—	6,801,825	(88.2)	676.7	(74.6)	(258.0)	255.9
Net (loss)	—	—	—	—	—	—	(6.3)	(6.3)
Stock-based employee compensation, net	37,689	—	(18,685)	0.3	0.3	—	—	0.6
Other comprehensive income	—	—	—	—	—	1.6	—	1.6
June 30, 2020	21,593,522	—	6,783,140	(87.9)	677.0	(73.0)	(264.3)	251.8
Net (loss)	—	—	—	—	—	—	(11.7)	(11.7)
Stock-based employee compensation, net	32,700	—	(32,700)	0.6	—	—	—	0.6
Other comprehensive income	—	—	—	—	—	4.2	—	4.2
September 30, 2020	21,626,222	$—	6,750,440	$(87.3)	$677.0	$(68.8)	$(276.0)	$244.9

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	(Accumulated Deficit)	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Net (loss)	—	—	—	—	—	—	(16.7)	(16.7)
Stock-based employee compensation, net	53,908	—	(50,251)	0.9	(0.5)	—	—	0.4
Other comprehensive income	—	—	—	—	—	2.9	—	2.9
March 31, 2019	25,886,101	—	2,401,914	(38.8)	678.1	(58.7)	(203.0)	377.6
Net income	—	—	—	—	—	—	14.7	14.7
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.3)	—	—	—	(51.3)
Stock-based employee compensation, net	93,305	—	(49,130)	0.9	0.1	—	—	1.0
Other comprehensive (loss)	—	—	—	—	—	(2.5)	—	(2.5)
June 30, 2019	21,474,902	—	6,857,288	(89.2)	678.2	(61.2)	(188.3)	339.5
Net (loss)	—	—	—	—	—	—	(31.4)	(31.4)
Stock-based employee compensation, net	24,888	—	—	—	0.1	—	—	0.1
Other comprehensive (loss)	—	—	—	—	—	(1.7)	—	(1.7)
September 30, 2019	21,499,790	$—	6,857,288	$(89.2)	$678.3	$(62.9)	$(219.7)	$306.5

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30
	2020	2019
Cash flows from operating activities:
Net (loss)	$(31.2)	$(33.4)
Adjustments to reconcile net (loss) to net cash (used for) operating activities:
Depreciation and amortization	32.0	35.2
Gain on disposal of discontinued operations	—	(7.6)
Inventory write down	—	13.6
Deferred income taxes	(0.9)	(3.5)
Stock-based compensation	2.0	2.4
Gain from long-term disability plan change	(1.1)	—
U.S. pension expense	2.8	4.2
Other non-cash adjustments, net	0.6	(0.2)
Changes in operating assets and liabilities:
Receivables	(7.7)	(4.5)
Inventories	(18.0)	13.7
Accounts payable and accrued expenses	11.2	(22.0)
Income taxes payable and receivable	0.6	(0.2)
Other assets and liabilities	(6.6)	0.5
Net cash (used for) operating activities	(16.3)	(1.8)
Cash flows from investing activities:
Purchases of property, plant and equipment	(15.2)	(22.9)
Proceeds from sale of assets	0.1	—
Net payment related to the sale of discontinued operations	—	(1.9)
Net cash (used for) investing activities	(15.1)	(24.8)
Cash flows from financing activities:
Proceeds from revolving credit facility	43.1	—
Payments on revolving credit facility	(79.2)	(25.0)
Issuance of long-term debt	70.0	—
Financing costs	(7.4)	(0.1)
Payments on long-term debt	(0.2)	(3.0)
Purchases of treasury stock	—	(51.3)
Proceeds from exercised stock options	—	0.1
Value of shares withheld related to employee tax withholding	—	(0.8)
Net cash provided by (used for) financing activities	26.3	(80.1)
Effect of exchange rate changes on cash and cash equivalents	0.2	(0.5)
Net (decrease) in cash and cash equivalents	(4.9)	(107.2)
Cash and cash equivalents at beginning of year	27.1	173.8
Cash and cash equivalents at end of period	$22.2	$66.6
Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$2.9	$2.2
Interest paid	3.6	2.5
Income taxes paid, net	0.4	1.2

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The Condensed Consolidated Financial Statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including certain asset values, allowances for expected credit losses, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and nine months ended September 30, 2020 and 2019 included in this report are unaudited. Quarterly results are not necessarily indicative of annual results, primarily due to the seasonality of the business and the possibility of changes in economic conditions between periods.
The accounting policies used in preparing the Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2019, except as noted below. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
All significant intercompany transactions within AFI have been eliminated from the Condensed Consolidated Financial Statements.

COVID-19
The COVID-19 pandemic has significantly impacted our business and resulted in lower than expected revenue in 2020. In response, we have implemented several cost reduction initiatives including reduced capital spending, implementing a furlough of certain salaried employees and reduced employee benefits for a portion of the year. We are also pursuing a plan expected to monetize non-core assets. The ultimate duration and impact of the pandemic on our future results is unknown. We have incurred net losses for the past several years, and negative cash flows from operations beginning in 2019. The pandemic’s impacts, our recurring losses and our negative cash flows resulted in the identification of a triggering event requiring impairment testing of our North America long-lived assets in the first quarter of 2020. The results of this testing indicated that, as of March 31, 2020, our North America long-lived assets were not impaired. Our actual results for the nine months ended September 30, 2020 exceeded the assumptions used in our first quarter 2020 impairment test. While no long-lived asset impairment, significant inventory write-down or significant incremental accounts receivable reserves were recorded in the first nine months of 2020, such charges are possible in the future, which could have a material adverse effect on our future results.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.
Recently Adopted and Recently Issued Accounting Standards
The following accounting standards have been adopted in 2020:
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance and subsequent amendments issued, requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. The most notable impact of this ASU related to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade account receivables. We adopted using the modified retrospective transition method. The adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

On January 1, 2020, we adopted ASU 2018-13, "Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement." The guidance eliminates, adds and modifies certain disclosure requirements. Adoption of the standard did not have an impact on our financial condition, results of operations or cash flows.

On January 1, 2020, we adopted ASU 2018-14, "Disclosure Framework-Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance changes the disclosure requirements by eliminating certain disclosures that are no longer considered cost beneficial and added new ones that are considered pertinent. Adoption of the standard did not have an impact on our financial condition, results of operations or cash flows.

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

The following accounting standards have been issued and become effective for the Company at a future date:

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, "Income Taxes (Topic 740)." The guidance simplifies accounting for income taxes by removing certain exceptions. This new guidance is effective for fiscal years beginning after December 15, 2020 for public companies. Early adoption is permitted. We are continuing to evaluate the impact the adoption of this standard will have on our financial condition, results of operations and cash flows.

NOTE 2. REVENUE
We disaggregate revenue based on customer geography as geography represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors.
The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net sales
United States	$116.3	$125.1	$345.4	$371.0
China	22.3	20.6	46.3	51.1
Canada	7.8	8.7	21.3	29.3
Australia	6.9	7.1	19.4	21.3
Other	3.3	4.1	8.5	12.3
Total net sales	$156.6	$165.6	$440.9	$485.0

NOTE 3. SEVERANCE

In the second quarter of 2019, we recorded $2.9 million in selling, general and administrative ("SG&A") expenses for severance and related expenses to reflect the separation costs for our former President and Chief Executive Officer.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 4. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
(Loss) from continuing operations before income taxes	$(11.4)	$(29.7)	$(31.2)	$(44.0)
Income tax expense (benefit)	0.3	—	—	(3.0)
Effective tax rate	(2.7)%	—%	—%	6.8%
Pursuant to the FASB's Accounting Standards Codification - Topic 740 - Income Taxes, we are required to consider all items (including items recorded in discontinued operations and other comprehensive income) in determining the amount of income tax expense (benefit) that results from a loss from continuing operations.

For the three months and nine months ended September 30, 2020 we recognized an income tax expense consisting of U.S. income tax benefit offset by a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s valuation allowance due to the tax impact of the gains in other comprehensive income.

For the three months and nine months ended September 30, 2019, we recognized an income tax benefit consisting of a U.S. income tax benefit and a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in our valuation allowance due to the tax impact of the gains from resolution of our antidumping case in discontinued operations and gains on other comprehensive income.

Upon audit, taxing authorities may challenge all or part of an uncertain income tax position. AFI regularly assesses the outcome of potential examinations in each of the taxing jurisdictions when determining the adequacy of the amount of unrecognized tax benefit recorded. We do not expect to record any material changes during 2020 to our unrecognized tax benefits as of December 31, 2019.
As of September 30, 2020, we consider foreign unremitted income to be permanently reinvested.

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
The following is a summary of the results related to the net gain on disposal of the wood business, which is included in discontinued operations:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
(Loss) gain on disposal of discontinued operations before income tax	$(2.3)	$10.3
Income tax (benefit) expense	(0.6)	2.7
Net (loss) income on disposal of discontinued operations	$(1.7)	$7.6

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
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

NOTE 6. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The table below details the calculation and reconciliation of shares used in the calculation for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Net (loss) from continuing operations	$(11.7)	$(29.7)	$(31.2)	$(41.0)

Weighted average shares outstanding:
Weighted average common shares outstanding	21,600,477	21,496,319	21,567,629	24,300,804
Weighted average common shares, vested not yet issued	357,635	401,402	340,599	552,198
Weighted average common shares outstanding - Basic	21,958,112	21,897,721	21,908,228	24,853,002
Dilutive impact of stock-based compensation plans	—	—	—	—
Weighted average common shares outstanding - Diluted	21,958,112	21,897,721	21,908,228	24,853,002

(Loss) per share of common stock from continuing operations:
Basic (loss) per share of common stock from continuing operations	$(0.53)	$(1.36)	$(1.42)	$(1.65)
Diluted (loss) per share of common stock from continuing operations	$(0.53)	$(1.36)	$(1.42)	$(1.65)

The diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in the initial period in which the performance conditions are met.

The following stock-based compensation awards were excluded from the computation of diluted (loss) per share of common stock from continuing operations:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive	981,739	753,898	1,019,716	535,111
Performance awards excluded from diluted computation, as performance conditions not met	154,679	330,392	170,119	394,632

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 7. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net:

	September 30, 2020	December 31, 2019
Customer receivables	$58.1	$47.1
Miscellaneous receivables	4.5	7.2
Less: allowance for product claims, discounts, returns and losses	(18.8)	(18.2)
Total accounts and notes receivable, net	$43.8	$36.1
On January 1, 2020 we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for expected credit losses. We adopted this ASU using the modified retrospective transition method. The adoption of the standard did not have a material impact on our results of operations or cash flows.
Allowance for product claims represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through credits against accounts receivable from the independent distributor to AFI.

The following table summarizes the activity for the allowance for product claims:

	Nine Months Ended September 30
	2020	2019
Balance as of January 1	$(9.0)	$(6.4)
Reductions for payments	4.9	5.2
Current year claim accruals	(5.9)	(7.5)
Balance as of September 30	$(10.0)	$(8.7)

NOTE 8. INVENTORIES
The following table presents details related to our inventories, net:

	September 30, 2020	December 31, 2019
Finished goods	$101.2	$87.1
Goods in process	5.7	4.5
Raw materials and supplies	23.0	20.0
Total inventories, net	$129.9	$111.6

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 9. PROPERTY, PLANT AND EQUIPMENT

The following table presents details related to our property, plant and equipment, net:

	September 30, 2020	December 31, 2019
Land	$10.2	$28.2
Buildings	80.1	88.3
Machinery and equipment	461.2	444.6
Computer software	16.4	15.3
Construction in progress	12.3	19.2
Less accumulated depreciation and amortization	(334.2)	(318.4)
Total property, plant and equipment, net	$246.0	$277.2

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Depreciation expense	$9.3	$11.1	$26.8	$29.9

The Company reclassified to Assets held-for-sale, $19.3 million of primarily land and buildings for two properties that met all related criteria under U.S. GAAP as of September 30, 2020. The ultimate sale of these assets is expected to occur within one year from initial classification as Assets held-for-sale. Long-lived assets that meet the held-for-sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. The Company had no Assets held-for-sale as of December 31, 2019. Assets held-for-sale are recorded as current assets and are presented as a separate caption on the Company's Condensed Consolidated Balance Sheets.

NOTE 10. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets, net:

		September 30, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Contractual arrangements	5 years	$36.5	$22.4	$36.4	$17.3
Intellectual property	2-15 years	5.5	1.9	5.3	1.7
Subtotal		42.0	24.3	41.7	19.0
Indefinite-lived intangible assets:
Trademarks and brand names	Indefinite	2.8		2.7
Total intangible assets, net		$44.8	$24.3	$44.4	19.0

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Amortization expense	$1.7	$1.7	$5.2	$5.2

	2020	2021	2022	2023	2024
Expected annual amortization expense	$7.0	$7.0	$3.7	$0.4	$0.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 11. LEASES
On October 16, 2020, we entered into a new lease for additional warehouse space. The term of the lease is five years and will commence on November 1, 2020. This lease will be recorded as an operating lease.
On June 26, 2020, we entered into new Headquarters ("HQ") and Technical Center lease agreements with High Properties. The term of the HQ lease is ten years and four months, with an anticipated commencement date of June 1, 2021. The term of the Technical Center lease is ten years and seven months, with an anticipated commencement date of March 1, 2021. Both leases will be recorded as operating leases.
In the second quarter of 2019, we recognized $0.9 million and $1.6 million of sublease income and income from non-lease components, respectively, in SG&A expenses related to termination fees received from TZI due to the cancellation of a sublease before the end of the lease term.

NOTE 12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	September 30, 2020	December 31, 2019
Payables, trade and other	$78.2	$70.5
Employment costs	14.7	13.8
Other accrued expenses	17.0	16.8
Current operating lease liabilities	2.9	3.3
Income tax payable	0.1	—
Total accounts payable and accrued expenses	$112.9	$104.4

NOTE 13. DEBT

	September 30, 2020	December 31, 2019
Credit lines (international)	$4.3	$—
Insurance premiums financing	2.0	—
Short-term debt	6.3	—
Current installment of Term Loan Facility	1.8	—
Current installment of finance leases	0.3	0.2
Current installments of long-term debt	2.1	0.2
Noncurrent portion of Term Loan Facility	68.2	—
ABL Facility	—	42.2
Noncurrent portion of finance leases	0.6	0.3
Total principal balance outstanding	68.8	42.5
Less: Deferred financing costs, net	(6.7)	—
Long-term debt, net of unamortized debt issuance costs:	62.1	42.5
Total	$70.5	$42.7

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

On June 23, 2020, we entered into a Third Amendment to the ABL Credit Facility (the "Amended ABL Credit Facility"), which reduces commitments from $100 million to $90 million, amends the interest rates applicable to the loans, modifies certain financial maintenance and other covenants, and permits indebtedness under the Term Loan Agreement defined below. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, (the "ABL Priority Collateral"), subject to certain reserves and other limitations. The Amended ABL Credit Facility matures in December 2023.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

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

The Company capitalized $6.9 million of fees related to the new term loan facility, all of which had been recorded and principally paid at June 30, 2020. The deferred financing costs will be amortized through 2025 over the life of the term loan facility.

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense:

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Defined-benefit pension, U.S.
Service cost	$0.6	$0.7	$1.9	$2.0
Interest cost	3.2	3.7	9.4	11.2
Expected return on plan assets	(5.3)	(5.4)	(16.0)	(16.2)
Amortization of net actuarial loss	2.5	2.5	7.6	7.3
Total, defined-benefit pension, U.S.	$1.0	$1.5	$2.9	$4.3
Defined-benefit pension, Canada
Interest cost	$0.1	$0.1	$0.3	$0.4
Expected return on plan assets	(0.1)	(0.2)	(0.4)	(0.5)
Amortization of net actuarial loss	0.1	0.2	0.3	0.3
Total, defined-benefit pension, Canada	$0.1	$0.1	$0.2	$0.2
Defined-benefit postretirement, U.S.
Service cost	$—	$0.1	$—	$0.2
Interest cost	0.5	0.6	1.5	1.9
Amortization of prior service credits	—	—	(0.2)	—
Amortization of net actuarial gains	(1.2)	(0.8)	(3.6)	(2.4)
Total, defined-benefit postretirement, U.S.	$(0.7)	$(0.1)	$(2.3)	$(0.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 15. ACCUMULATED OTHER COMPREHENSIVE (LOSS)
The following table summarizes the activity, by component, related to the change in Accumulated other comprehensive (loss).

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss) Income
Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive income before reclassifications, net of tax impact of $ −, $0.1, $- and $0.1, respectively	2.7	0.4	—	3.1
Amounts reclassified from accumulated other comprehensive (loss), net of tax	—	(0.3)	3.1	2.8
Net current period other comprehensive income	2.7	0.1	3.1	5.9
Balance, September 30, 2020	$2.2	$(0.5)	$(70.5)	$(68.8)

Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive (loss) before reclassifications, net of tax impact of $ - , $0.2, $(0.2), and $ -, respectively	(4.3)	(0.1)	(0.4)	(4.8)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.6)	4.1	3.5
Net current period other comprehensive (loss) income	(4.3)	(0.7)	3.7	(1.3)
Balance, September 30, 2019	$(2.6)	$0.1	$(60.4)	$(62.9)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The amounts reclassified from Accumulated other comprehensive (loss) and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019	Affected Line Item
Derivative adjustments:
Foreign exchange contracts - purchases	$—	$(0.1)	$(0.2)	$(0.3)	Cost of goods sold
Foreign exchange contracts - sales	—	(0.1)	(0.1)	(0.3)	Net sales
Total before tax	—	(0.2)	(0.3)	(0.6)
Tax impact	—	—	—	—	Income tax expense (benefit)
Total reclassifications of derivative adjustments, net of tax	—	(0.2)	(0.3)	(0.6)

Pension and postretirement adjustments:
Prior service cost amortization	—	—	(0.2)	—	Other (income) expense, net
Amortization of net actuarial loss	1.4	1.9	4.3	5.2	Other (income) expense, net
Total before tax	1.4	1.9	4.1	5.2
Tax impact	(0.3)	(0.4)	(1.0)	(1.1)	Income tax expense (benefit)
Total reclassifications of pension and postretirement adjustments, net of tax	1.1	1.5	3.1	4.1

Total reclassifications for the period, net of tax	$1.1	$1.3	$2.8	$3.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 16. LITIGATION AND RELATED MATTERS
Environmental Matters.
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
Summary of Financial Position
There were no material liabilities recorded as of September 30, 2020 and December 31, 2019 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019.  On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel.  On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020.  On August 17, 2020, the Company moved to dismiss the amended complaint, and the lead plaintiff filed an opposition on October 1, 2020. We cannot predict the duration or outcome of this suit at this time.  As a result, we are unable to estimate the reasonably possible loss arising from this lawsuit.  The Company intends to continue vigorously defending itself in this matter.
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

Executive Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of September 30, 2020, we operated eight manufacturing plants in three countries. We operate six manufacturing plants located throughout the United States (California, Illinois, Mississippi, Oklahoma, and Pennsylvania) and one plant each in China and Australia. As of September 30, 2020 and December 31, 2019, we had approximately 1,700 and 1,600 full-time and part-time employees worldwide, respectively.

During early 2020, the Company established a multi-year strategic roadmap to transform and modernize its operations to become a leaner, faster-growing and more profitable business. The transformation encompasses three critical objectives: (i) expanding customer reach; (ii) simplifying product offerings and operations; and (iii) strengthening core capabilities. In addition, the Company has implemented a new operating model to more effectively accomplish these objectives by: (i) placing customers first by aligning services and products through a more seamless value chain; (ii) leading the industry in product innovation; (iii) simplifying processes and operating complexity to become more competitive and efficient; (iv) realigning the go-to-market model to reach all relevant channels and customers; (v) implementing system changes to improve operations, reduce costs and reignite organic growth; and (vi) investing thoughtfully with a return-focused mindset. The goal of this focused strategy is to transform and modernize AFI, resulting in a company that is more agile, faster-growing and more profitable.

To date, the Company has (i) announced the relocation of its corporate headquarters, effective summer 2021, with estimated cost savings of approximately 60% annually; (ii) begun the process of consolidating U.S. manufacturing facilities with the intent to monetize non-core assets; (iii) executed product portfolio simplification and inventory optimization initiatives; (iv) commenced manufacturing projects aimed at improving efficiency; (v) begun to focus on enhancing customer experiences through new methods of customer interactions and communication as well as the introduction of a quick-ship program; and (vi) invested in product innovations with a focus on U.S.-based manufacturing. The Company has incurred approximately $1 million and $3 million in incremental costs associated with the above business transformation initiatives during the third quarter and nine months ended September 30, 2020, respectively.

In June 2020, the Company amended its senior secured asset-based revolving credit facility, modifying the facility size to $90.0 million with a maturity date in 2023. Additionally, the Company entered into a $70 million term loan facility maturing in 2025 to further strengthen its capital resources for business transformation and growth initiatives. The Company capitalized $6.9 million of fees related to the new term loan facility, all of which had been paid at June 30, 2020. The deferred financing costs will be amortized through 2025 over the life of the term loan facility.

COVID-19
The COVID-19 pandemic is significantly impacting our business and results of operations. We are committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. We are following guidelines and directives from governmental authorities and local health authorities across our facilities to continue to operate safely and responsibly. This includes working remotely, providing personal protective equipment, limiting group meetings, restricting air travel, enhancing cleaning and sanitizing procedures, and practicing social distancing, among other risk mitigation measures.

Our China plant was closed most of the month of February 2020. On April 1, 2020, we announced a proactive two-week production suspension in our North America plants beginning April 5, 2020 in response to the increasing social and economic impact of COVID-19. We continued to operate our warehouses. We reopened our North America plants as planned following the two-week shut-down. Our plants continued their operations during the third quarter. However, beginning in August 2020 the Company's Australia plant began to operate at approximately 60% capacity due to additional governmental restrictions. We have not experienced, and do not anticipate, material availability issues related to our raw materials or finished goods.

To help mitigate the potential spread of the virus, our North America sales team and corporate staff are working remotely and will continue to do so indefinitely. In the second quarter we furloughed approximately 100 employees, primarily administrative employees from our corporate headquarters. Most of the furloughed employees returned in July 2020. In addition, the employer match for certain benefit plans was suspended through the end of the third quarter of 2020 for salaried non-production employees.

Inconsistent state and local government orders have resulted in and will continue to have varying impacts to our results across geographies and for some of our customers. Generally, home centers have continued to operate. Construction is considered an essential business in most of North America. However, some of our customers' commercial projects in the retail, office, medical and educational sectors have been postponed. These factors have led to a softer demand environment in certain states and channels.

The ultimate duration and impact of the pandemic on our future results is unknown.

Outlook
Looking forward, the Company remains committed to profitable growth over the medium and long-term, however results will be negatively impacted by COVID-19 for at least the remainder of 2020, and into early 2021, primarily in the commercial markets served by the Company as well as costs associated with Company's on-going business transformation initiatives. The Company's view for the remainder of 2020 and beyond is supported by the below factors, which should be considered in the context of other risks, trends and strategies described in this Quarterly Report, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2020:

•The Company expects inventory levels to increase in the short-term to support the new quick-ship program and initiatives to consolidate manufacturing operations.
•Operating results in the short-term will negatively be impacted by incremental expenses necessary to execute the Company's business transformation initiatives.
•The Company remains committed to generating positive operating cash flow in 2022.

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

We continue to see a decline in demand for our traditional resilient products, including vinyl composition tile ("VCT") and, particularly, vinyl sheet products used in residential applications. The decline in vinyl sheet is driven by consumer trends, which have continued to favor alternate products, including luxury vinyl tile ("LVT") products. We are the largest producer of VCT which is primarily used in commercial environments.

The flooring market continues to experience LVT growth. Given its attractive visuals and performance characteristics, LVT growth has exceeded that of the overall flooring market. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets.

Tariffs
Tariffs impact the cost of products we import from China. The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products. On November 8, 2019, an exclusion on tariffs of certain flooring products was announced. The exclusion applies retroactively to September 24, 2018. Additional products were added to the exclusion in the second quarter of 2020, also retroactive to September 24, 2018. The exclusions expired in August 2020. We filed for tariff refunds on these products in 2020 and record refunds as a reduction of previously recorded expense once formal approval is received.

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30				Nine Months Ended September 30
			Change				Change
(Dollars in millions)	2020	2019	$	%	2020	2019	$	%
Net sales	$156.6	$165.6	$(9.0)	(5.4)%	$440.9	$485.0	$(44.1)	(9.1)%
Cost of goods sold	129.0	153.8	(24.8)	(16.1)%	365.3	414.9	(49.6)	(12.0)%
Gross profit	27.6	11.8	15.8	NM*	75.6	70.1	5.5	7.8%
Selling, general and administrative expenses	37.7	40.0	(2.3)	(5.8)%	104.6	110.2	(5.6)	(5.1)%
Operating (loss)	(10.1)	(28.2)	18.1	(64.2)%	(29.0)	(40.1)	11.1	(27.7)%
Interest expense	2.8	0.8	2.0		4.6	2.7	1.9
Other (income) expense, net	(1.5)	0.7	(2.2)		(2.4)	1.2	(3.6)
(Loss) from continuing operations before income taxes	(11.4)	(29.7)	18.3		(31.2)	(44.0)	12.8
Income tax expense (benefit)	0.3	—	0.3		—	(3.0)	3.0
Net (loss) from continuing operations	(11.7)	(29.7)	18.0		(31.2)	(41.0)	9.8
Net (loss) income from discontinued operations	—	(1.7)	1.7		—	7.6	(7.6)
Net (loss)	$(11.7)	$(31.4)	$19.7		$(31.2)	$(33.4)	$2.2

NM*: not meaningful

Three months ended September 30, 2020 compared to three months ended September 30, 2019
Net sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended September 30		Change		Percentage Point Change Due to
(Dollars in millions)	2020	2019	$	%	Price	Volume	Mix	Currency
	$156.6	$165.6	$(9.0)	(5.4)%	0.4%	(5.3)%	0.3%	(0.8)%
Net sales for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 primarily attributable to lower sales volumes due to COVID-19 pandemic related business disruptions, including the postponement of certain commercial projects and slower activity at many independent customer retail locations.

Cost of goods sold
Cost of goods sold for the three months ended September 30, 2020 was 82.4% of net sales compared to 92.9% of net sales in the three months ended September 30, 2019. For the three months ended September 30, 2020, costs of goods sold decreased compared to the three months ended September 30, 2019. The decrease was primarily attributable to lower sales volume due to COVID-19 pandemic related business disruptions and a prior year $13.6 million inventory write-down adjustment related to a multi-year inventory optimization that did not repeat during 2020.

Selling, general & administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2020 decreased compared to the three months ended September 30, 2019 due to cost reduction measures implemented in response to the impact of COVID-19, lower executive transition costs and lower advertising and promotion; partially offset by the net impact of income from a transition services agreement and a $6.0 million write-off of merchandising materials in three months ended September 30, 2019 that did not repeat during 2020.

Interest expense
For the three months ended September 30, 2020, interest expense increased compared to the three months ended September 30, 2019 due to higher interest rates on debt outstanding resulting from the Company's June 2020 refinancing.

Income tax
We recorded income tax expense of $0.3 million for the three months ended September 30, 2020 compared to no income tax expense for the three months ended September 30, 2019. The current year income tax expense consists of U.S. income tax benefit offset by a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s valuation allowance due to the tax impact of the gains in other comprehensive income.

Discontinued operations
For the three months ended September 30, 2019, a $1.7 million loss on disposal of discontinued operations was primarily related to the working capital adjustment.

Nine months ended September 30, 2020 compared to September 30, 2019
Net sales
Net sales by percentage point change are shown in the table below:

	Nine Months Ended September 30		Change		Percentage Point Change Due to

(Dollars in millions)	2020	2019	$	%	Price	Volume	Mix	Currency
	$440.9	$485.0	$(44.1)	(9.1)%	(1.6)%	(8.0)%	0.9%	(0.4)%
Net sales for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 primarily attributable to lower sales volumes due to the COVID-19 pandemic and shelter-in-place related business disruptions, including the temporary closing of many independent customer retail locations and the postponement of certain commercial projects, partially offset by increased activity with home centers and other residential channels.

Cost of goods sold
Cost of goods sold for the nine months ended September 30, 2020 was 82.9% of net sales compared to 85.5% of net sales in the nine months ended September 30, 2019. For the nine months ended September 30, 2020, costs of goods sold decreased compared to the nine months ended September 30, 2019. The decrease was primarily due to lower sales volumes and a prior year $13.6 million inventory write-down adjustment related to a multi-year inventory optimization that did not repeat during 2020.

Selling, general & administrative expenses
Selling, general and administrative expenses for the nine months ended September 30, 2020 decreased compared to the nine months ended September 30, 2019 due to cost reduction measures implemented in response to the impact of COVID-19 and lower executive transition costs, partially offset by the net impact of income from a transition service agreement, a $2.5 million benefit from an early lease termination fee and a $6.0 million write-off of merchandising materials in the nine months ended September 30, 2019, none of which repeated in the current period.

Interest expense
For the nine months ended September 30, 2020, interest expense increased compared to the nine months ended September 30, 2019 due to higher interest rates on debt outstanding resulting from the Company's June 2020 refinancing.

Income tax benefit
No income tax benefit was recorded for the nine months ended September 30, 2020 compared to income tax benefit of $3.0 million for the nine months ended September 30, 2019. The effective tax rate for the nine months ended September 30, 2020 is 0.3% compared to the rate of 6.8% for the same period of 2019. The change in effective rates is primarily driven by the tax impact of the gains from the resolution of our antidumping case reported as discontinued operations in 2019.

Discontinued operations
For the nine months ended September 30, 2019, a $7.6 million gain on disposal of discontinued operations was realized, primarily due to the resolution of an antidumping case.

Liquidity and Capital Resources

During the second quarter of 2020, the Company entered into a Third Amendment to the ABL Credit Facility (the "Amended ABL Credit Facility") and entered into a new term loan facility with Pathlight Capital LP as the administrative agent ("Term Loan Agreement) which provides us with a secured term loan credit facility of $70 million (the “Term Loan Facility”). We used the proceeds of the Term Loan Facility to pay down the Amended ABL Credit Facility.

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

Amended ABL Credit Facility
On June 23, 2020 we entered into the Amendment, which reduces commitments from $100 million to $90 million, amends the interest rates applicable to the loans, modifies certain financial maintenance and other covenants, and permits indebtedness under the Term Loan Agreement. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, the Amended ABL Priority Collateral, subject to certain reserves and other limitations. The Amended ABL Credit Facility matures in December 2023.

The Amendment permits us to grant a first priority security interest in real estate, machinery and equipment and intellectual property collateral to the Term Loan Agent (collectively, the “Term Loan Priority Collateral”). Bank of America, N.A., as administrative agent and collateral agent (in such capacities, the “ABL Agent”) will not have a security interest in the real property securing the Term Loan Agreement but will have a second priority security interest in machinery and equipment and intellectual property constituting Term Loan Priority Collateral.
Borrowings under the Amended ABL Credit Facility will bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to the London interbank offered rate (“LIBOR”) for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the Amendment. The base rate will be the highest of (a) the federal funds rate plus 0.50%; (b) the prime rate of Bank of America, N.A.; and (c) LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amendment) and will range from 1.75% to 3.00% with respect to base rate borrowings and 2.75% to 4.00% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio (as defined in the Amendment).

In addition, the Amendment also modifies certain financial covenants. The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter, have minimum Availability (as defined in the Amended ABL Credit Facility) of $30 million and, during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00 (such covenants, the “Financial Covenants”).

Term Loan Facility
On June 23, 2020 we also entered into the Term Loan Agreement. The borrowing base is derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Facility is scheduled to mature on June 23, 2025. The principal balance of the Term Loan Facility is payable in quarterly installments beginning in June 2021.
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

Cash Flow Summary
The table below shows our cash (used for) provided by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended September 30
	2020	2019
Cash (used for) operating activities	$(16.3)	$(1.8)
Cash (used for) investing activities	(15.1)	(24.8)
Cash provided by (used for) financing activities	26.3	(80.1)

Operating Activities - Net cash used for operating activities for the nine months ended September 30, 2020 was $16.3 million, an increase of $14.5 million from the nine months ended September 30, 2019. The increase was primarily related to lower net cash income and changes in working capital, primarily inventory, other asset and liabilities and receivables, partially offset by accounts payable and accrued expenses.

Investing Activities - Net cash used for investing activities for the nine months ended September 30, 2020 was $15.1 million , a decrease of $9.7 million from the nine months ended September 30, 2019. The decrease is primarily due to decreased capital spending during 2020.

Financing Activities - Net cash provided by financing activities for the nine months ended September 30, 2020 was $26.3 million, an increase of $106.4 million from net cash used by financing activities for the nine months ended September 30, 2019. The increase was the result of higher cash borrowings resulting from the Company's debt refinancing during the second quarter of 2020 as well as treasury stock repurchases in the prior year that did not repeat during 2020.

Sources and Uses of Cash
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash provided by operations, proceeds from asset sales and borrowings under our credit facilities. We believe these sources are sufficient to fund our capital needs and planned capital expenditures, and to meet our interest and other contractual obligations in the near term. Our liquidity needs for operations vary throughout the year with the majority of our cash flows typically generated in the second and third quarters.

As of September 30, 2020, there were no borrowings outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $3.9 million. Total net availability under the Amended ABL Credit Facility and Term Loan Facility as of September 30, 2020 was $83.4 million. During the fourth quarter of 2020 there will be a reduction in available liquidity of $30 million until such time as the Company is able to sell the South Gate, CA facility.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.50% as of September 30, 2020. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of September 30, 2020.

Our foreign subsidiaries had available lines of credit totaling $8.8 million and there was $4.3 million of borrowings under these lines of credit as of September 30, 2020.

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

As of September 30, 2020, the minimum Consolidated Cash Flow and the Fixed Charge Coverage Ratio covenants were not applicable. As of September 30, 2020, we were in compliance with the minimum availability requirement of $30 million.

See Note 13 to the Condensed Consolidated Financial Statements for additional information related to the ABL Amendment and Term Loan Facility.

Cash Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits. The Company's policy is to primarily use the banks that participate in our ABL credit facility located in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and when appropriate will adjust banking operations to reduce or eliminate exposure to less creditworthy banks.

At September 30, 2020, the Company's Cash and cash equivalents totaled $22.2 million, of which $8.3 million was held in the U.S. and $13.9 million held by non-U.S. subsidiaries. At September 30, 2020 none of the Company's consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. While the Company's remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of the Company's non-U.S. operations.

Contractual Obligations

On June 26, 2020, we entered into new Headquarters ("HQ") and Technical Center lease agreements with High Properties. The term of the HQ lease will be ten years and four months, with an anticipated commencement date of June 1, 2021. Under the terms of the HQ lease, we will lease an aggregate of approximately 58,500 square feet in two existing adjacent buildings located in Lancaster, Pennsylvania. During the first sixteen months of the HQ lease term, we will pay an initial monthly rental rate of $26.75 per square foot, plus operating expenses and real estate taxes, subject to a rent abatement period, with a gradual rate increase for each twelve month period thereafter, culminating with a monthly rental rate of $31.97 per square foot, plus operating expenses and real estate taxes, during the final twelve months of the HQ lease term. The term of the Technical Center lease will be ten years and seven months, with an anticipated commencement date of March 1, 2021. Under the terms of the Technical Center lease, we will lease approximately 32,143 square feet of an existing building also in Lancaster, Pennsylvania. During the first sixteen months of the Technical Center lease, we will pay an initial monthly rental rate of $11.71 per square foot, plus operating expenses and real estate taxes, subject to a rent abatement period, with a gradual rate increase for each twelve month period thereafter, culminating with a monthly rental rate of $13.30 per square foot, plus operating expenses and real estate taxes, during the final twelve months of the Technical Center lease. Both leases will be recorded as operating leases.

Recent Accounting Pronouncements
See Note 1 to the Condensed Consolidated Financial Statements for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks have not changed significantly from those disclosed in “Quantitative and Qualitative Disclosures About Market Risk” and included in Part II, Item 7, Management’s Discussion of Analysis of Financial Condition and Results of Operations of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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
During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2019 conducted during the preparation of our financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified a material weakness in internal control over financial reporting relating to the design and implementation of information technology general controls ("ITGCs") over two information technology ("IT") systems that support our processing of certain sales incentives, which are recorded as a reduction of sales and accounts receivable. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of: risk-assessment processes inadequate to identify and evaluate responses to risks in the financial reporting process; and failure to implement monitoring control activities when involving a third party service provider. This control deficiency did not result in any identified misstatements to the consolidated financial statements as of and for the year ended December 31, 2019 and there were no changes to previously released financial results. However, the control deficiency created a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis and, therefore, we concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

As of September 30, 2020, the material weakness was not yet remediated. As a result, our Chief Executive Officer and Chief Financial Officer, together with management, concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective. We have implemented and continue to implement measures designed to ensure that the deficient ITGCs for the two IT systems that support our processing of certain sales incentives are remediated. We have been active in documenting and assessing the design of ITGCs for the two IT systems that support our processing of certain sales incentives, as well as the business process automated and manual controls that are dependent on the affected ITGCs. We have also updated our risk-assessment process to better identify risks in the financial reporting process and have implemented monitoring control activities when using a third party service provider.

When fully implemented and operational, we believe the controls we have designed will remediate the deficiencies that led to the material weaknesses and strengthen our internal controls over financial reporting. We expect that final design and implementation of controls will be completed prior to the end of 2020. Management will conclude on the remediation when the applicable controls have operated for a sufficient time and management has concluded, through testing, that these controls are operating effectively.

Change in Internal Controls over Financial Reporting
On July 28, 2020, Tracy L. Marines resigned from her position as Vice President and Controller effective August 28, 2020 at which time Gregory D. Waina, the Company's Interim Chief Financial Officer (principal financial officer) assumed the role and responsibilities of principal accounting officer of the Company. On and effective as of September 14, 2020, Phillip J. Gaudreau was appointed to the position of Vice President and Controller at which time he assumed the role and responsibilities of principal accounting officer.
Amy P. Trojanowski was appointed to the position and responsibilities of Senior Vice President and Chief Financial Officer and assumed the role and responsibilities of principal finance officer effective October 19, 2020. In connection with this appointment, and also effective as of October 19, 2020, Gregory D. Waina resigned from his position as the Company’s Interim Chief Financial Officer (and principal financial officer), but will remain with the Company in a consulting capacity to ensure a smooth transition.
Except for the material weakness described above, no changes in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 16 to the Condensed Consolidated Financial Statements included elsewhere in this report, which is incorporated herein by reference.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors during the current quarter.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about the Company's stock repurchases from July 1, 2020 to September 30, 2020:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1 - 31, 2020	278	$3.07	—	—
August 1 - 31, 2020	1,666	$3.20	—	—
September 1 - 30, 2020	129	$4.03	—	—
Total	2,073		—	—
_____________
1 Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under the Company's long-term incentive plans and those previously granted under Armstrong World Industries' long-term incentive plans, which were converted to Armstrong Flooring, Inc. units on April 1, 2016.

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

10.1	Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective October 1, 2020.†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	October 30, 2020

By:	/s/ Amy P. Trojanowski

Amy P. Trojanowski
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	October 30, 2020

By:	/s/ Phillip J. Gaudreau

Phillip J. Gaudreau
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)