Form 10-K
period 2020-12-31
Armstrong Flooring, Inc.
filed 2021-03-01
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  Yes ☑    No  ☐

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes  ☐    No   ☑

The aggregate market value of the Common Stock of Armstrong Flooring, Inc. held by non-affiliates based on the closing price ($2.99 per share) on the New York Stock Exchange (trading symbol AFI) as of June 30, 2020 was approximately $53.0 million. As of February 19, 2021 the number of shares outstanding of the registrant’s Common Stock was 21,664,811.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of Armstrong Flooring, Inc.’s definitive Proxy Statement for use in connection with its 2021 annual meeting of stockholders, to be filed no later than April 30, 2021 (120 days after the last day of our 2020 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

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

•execution of strategy;
•competition;
•availability and costs of raw materials and energy;
•key customers;
•construction activity;
•liquidity;
•debt covenants;
•debt;
•pandemics, epidemics or other public health emergencies such as the outbreak of COVID-19;
•global economic conditions;
•international operations;
•environmental and regulatory matters;
•information systems and transition services;
•personnel;
•intellectual property rights;
•claims and litigation;
•labor;
•outsourcing; and
•other risks detailed from time to time in our filings with the Securities and Exchange Commission, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Form 10-K and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1. Business

Armstrong Flooring, Inc. ("AFI" or the "Company") is a Delaware corporation incorporated in 2015. When we refer to "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc. and its consolidated subsidiaries.

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

In November 2018, we entered into a definitive agreement to sell our North American wood flooring business to Tarzan Holdco, Inc., a Delaware corporation and an affiliate of American Industrial Partners. The sale was completed on December 31, 2018. The historical financial results of the North American wood flooring business have been reflected in our Consolidated Financial Statements as a discontinued operation for all periods presented. Subsequent to the sale of the North American wood flooring business, the Company's results are part of a single reportable segment.

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

Markets
We hold leadership or significant market share positions in the majority of the product categories and markets in which we operate. We compete exclusively in the resilient flooring product category in North America and the Pacific Rim. The majority of our sales are in North America, where we serve both commercial and residential markets. In the Pacific Rim, we are principally focused on commercial markets. Our business operates in a competitive environment across all our product categories and excess capacity exists in much of the industry.  We continue to see efforts by various competitors to price aggressively as a means to gain market share. The major markets in which we compete are:

North American Commercial — Our products are used in commercial, institutional buildings and multi-family housing. Our revenue opportunities come from new construction as well as renovation of existing buildings. Industry analysts estimate that renovation work represents the majority of the total North American commercial market opportunity. Most of our revenue comes from three major segments of commercial building: education, healthcare and retail. During 2020, the Company has also begun to explore expansion into the hospitality segment which represents a new growth opportunity. We monitor U.S. construction starts and follow project activity. Our revenue from new construction can lag behind construction starts by as much as twenty-four months given that the installation of flooring typically occurs later in the construction process. We also monitor architectural activity, gross domestic product ("GDP") and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction. We also believe that consumer preferences for product type, style, color, availability, performance attributes and affordability significantly affect our revenue.

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

Outside of North America — We also serve commercial markets in the Pacific Rim region with approximately 90% of the sales in this region coming from China and Australia. The commercial segments we serve are similar to the North American market (healthcare, education, and retail). However, there is a higher penetration of resilient flooring in the hospitality and infrastructure segments in China than we see in North America. For the countries where we have significant revenue, we monitor various national statistics (such as GDP) as well as construction data (starts and project-related information).

The following table provides an estimate of our net sales, by major markets(a):

North American Commercial		North American Residential		Outside of North America
New	Renovation	New	Renovation	New	Renovation	Total
10%	30%	5%	40%	10%	5%	100%
(a) Management has estimated the above data as the ultimate end-use of our products is not easily determinable. Management believes these estimates to be consistent year-over-year.

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

Vinyl composition tile ("VCT") - VCT is a flooring material composed of polyvinylchloride ("PVC") chips formed into solid sheets and cut into modular shapes that offers a classic look and economical value. We are the largest producer of VCT which is primarily used in commercial environments. The market for VCT is a mature and well-structured category and has continued to experience a softening in demand due to customer trends, which have continued to favor alternate products, including LVT products.

Vinyl sheet - Vinyl sheet is a resilient flooring product that comes in a roll that is cut to size. Vinyl sheet performs in high-traffic settings and is low maintenance. Our product Rejuvenations™ Restore™ addresses heath care concerns of both comfort and sound. We produce and sell vinyl sheet product for both residential and commercial markets. We continue to experience a decline in demand for our traditional resilient products, particularly residential vinyl sheet products. The decline in vinyl sheet is driven by loss of market share to competitors as well as consumer trends, which have continued to favor alternate products, including LVT products. During 2020, we introduced the industry's first non-PVC vinyl sheet system, Medinpure™, for use in healthcare applications, which was recognized by many trade publications and industry organizations.

Customers
We use our reputation, capabilities, service and brand recognition to develop long-standing relationships with our customers. We sell products through both independent wholesale flooring distributors, who re-sell our products to retailers, builders, contractors, installers and others as well as direct to specialty retailers. In the commercial sector, we also have important relationships with subcontractors’ alliances, large architectural firms, large design firms and major facility owners in our focus segments. In the North American retail channel, which sells to end-users in the residential and light commercial segments, we have important relationships with several national home centers and flooring retailers. Additionally, we also have important relationships with major home builders and retail buying groups in the North American residential sector.

Approximately 75% of our consolidated net sales in 2020 were to distributors. Sales to large home centers accounted for approximately 16% of our consolidated sales in 2020. Our remaining sales were primarily to other retailers, end-use customers and contractors. One customer accounted for 10% or more of our total consolidated net sales in 2020.

Competition
We face strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient flooring products compete with carpet, stone, wood, ceramic products, rubber and stained or polished concrete. There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies are our primary competitors: Beaulieu International Group N.V., Creative Flooring Solution, Congoleum Corporation, Engineered Floors, LLC, Forbo Holding AG, Gerflor Group, HMTX Industries (including Metroflor Corporation), Interface, Inc. (including Nora Systems GmbH), LG Floors, Mannington Mills, Inc., Mohawk Industries, Inc., Shaw Industries, Inc. and Tarkett AG. We also compete with private label brokers.

Raw Materials
We purchase raw materials from numerous suppliers worldwide in the ordinary course of business. The principal raw materials include: PVC resins and films, plasticizers, fiberglass and felt backings, limestone, pigments, inks, stabilizers and coatings.

We also purchase significant amounts of packaging materials and consume substantial amounts of energy, such as electricity, natural gas and water.

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

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs. During the fourth quarter of 2020 there was a resin shortage due to a hurricane and COVID-19. This caused a temporary increase in the price of resin, which is used to make PVC.

Sourced Products
Some of our products are sourced from third parties. Our primary sourced products include LVT, vinyl sheet, installation and maintenance materials and accessories. We purchase most of our sourced products from suppliers that are located outside of the U.S., primarily from Asia. Sales of sourced products represented approximately 30% of our total consolidated revenue in 2020.

In general, adequate supplies of sourced products are available. However, availability can change for a number of reasons, including environmental conditions, laws and regulations including tariffs, production and transportation disruptions and/or business decisions made by, or events that affect, our suppliers. If these suppliers were unable to satisfy our requirements, we believe alternative supply arrangements would be available.

Recent trends in shipping have extended delivery times for certain products and materials, primarily from China and Vietnam. While we expect this to be temporary in nature, we cannot reasonably predict when the imbalance of global shipping capacity and demand will end.

Tariffs
Tariffs impact the cost of products we import from China. The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products. On November 8, 2019, an exclusion on tariffs of certain flooring products was announced. The exclusion applied retroactively to September 24, 2018. Additional products were added to the exclusion in the second quarter of 2020, also retroactive to September 24, 2018. The exclusions expired in August 2020. We filed for tariff refunds on these products in 2020 and recorded refunds as a reduction of previously recorded expense once formal approval was received. Upon expiration of the exclusion, we implemented a price increase on select impacted products to offset the expense of the tariffs.

Seasonality
Generally, our sales in North America tend to be stronger in the second and third quarters of our fiscal year due to more favorable weather conditions, customer business cycles and education renovations typical during the summer months. We see similar patterns with respect to our sales in the Pacific Rim, though the timing of the Chinese New Year can affect buying behaviors in the first fiscal quarter.

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

An example of patented technology includes Diamond 10® Technology, which is patented in the United States and certain other countries.

We own or have a license to use certain trademarks, including, without limitation, Armstrong®, Alterna®, BBT®, Diamond 10® Technology, Empower™, Excelon®, Imperial®, Initiator™, Inspiring Great Spaces®, Luxe Plank®, Medintech®, Empower™, Medinpure™, Memories™, Natural Creations®, Station Square™, StrataMax® and Vivero®, which are important to our business because of their significant brand name recognition. This includes the new Armstrong Flooring logos developed in 2020 to strengthen and differentiate the Armstrong Flooring brand. Trademark protection continues in some countries as long as the mark is used and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Sustainability
We believe that a commitment to positive environmental and social practices strengthens our organization, increases our connection with our stakeholders and helps us better serve our customers and communities. Through these commitments which are embedded in our corporate strategy, we see additional ways to create value for our stockholders, our employees, our customers and the wider world. As part of this commitment, the Company focuses on operating its global footprint with minimal impact on the environment and designing products with materials and processes that are safe for both people and the planet. As a company, we recover over 90% of our generated waste and operate a closed loop product take-back program which has recycled over 150 million pounds of post-consumer flooring (since program inception prior to the Spin-off). Solar installations at our China and Australia facilities have further reduced our carbon footprint. While water recirculation and rainwater harvesting projects have eliminated over 123 million gallons of water use since 2008. We provide our employees with ongoing support through education, training, development and leadership opportunities and we prioritize the safety and well-being of our employees, stakeholders and communities. We demonstrate our commitment to environmental and social matters in many ways that can be explored on our website at www.armstrongflooring.com.

Human Capital

Overview
Armstrong Flooring had 1,552 employees globally as of December 31, 2020. Our workforce spans 1,267 employees in the U.S. and 285 employees in Canada, Australia, China, the Philippines, Singapore and Vietnam combined.

We are evolving our culture and our human capital strategies to best serve all these employees and align with our growth strategies and the changing social environments. Fostering a culture that is values-based, responsible, ethical and inclusive motivates and empowers our employees. This culture enables us to attract and retain the most talented people, engage them in meaningful and inspiring work; and as a result, fulfill our business goals and objectives. Our human capital philosophy is simple: Invest in people and they will return your investment in dividends. We grow together, encouraging one another to develop our own unique skills and celebrating each individual’s uniqueness, to find fulfillment, success and advancement.

Health and Safety
A key focus of our shared community is on the health, safety and well-being of our employees. We engage in continuous physical safety programs throughout our manufacturing facilities and provide mental and physical well-being programs to all employees. We quickly implemented measures during the COVID-19 pandemic to ensure employee health, safety and well-being. In addition to encouraging all employees whose jobs permitted to work remotely, we closed our manufacturing facilities for two weeks to implement new safety protocols. We relied on the best science at the time to create new protocols such as:

•Temperature checks and touchless hand sanitizing stations throughout the plant
•Special proximity monitors to alert employees when they come within 6 feet of another person

In the U.S., we also provided free COVID-19 testing to all employees and waived sick pay/short-term disability waiting times to all employees. In order to encourage good mental and physical health we waived all fees for Teladoc visits and made other changes, including training, to promote physical and mental well-being.

Talent Development
We recognize that in order to drive innovation and operational excellence, we must attract, develop, motivate and retain diverse, world-class talent. Through the execution of our people strategy and management succession plan, we are working to expand our talent pipeline and build a workforce with the skills necessary to thrive in the workplace of the future. Our workforce development efforts are focused on ensuring that we will maintain our leadership position in the industry and continue to provide our customers with innovative flooring solutions. We utilize digital recruiting tools to remove roadblocks typically faced by diverse candidates in applying to positions so that we can obtain a strong diverse candidate pool.

Through regular employee engagement surveys, semi-annual talent reviews, real-time discussions, available employee communication channels and a focus on our Values; we monitor the needs and expectations of our employees and respond to meet these evolving employee needs. We provide employees with ongoing opportunities to grow and develop through many different programs, including professional and leadership development, continuous performance management internal mobility. These programs and activities increased our employee engagement ratings and led to a workforce dedicated to creating value.

Diversity, Equity & Inclusion
We recognize diversity, equity and inclusion ("DE&I") as a business imperative. We believe that our business accomplishments are a result of the efforts of our employees around the world and that a diverse employee population will result in a better understanding of our customers’ needs. We respect the attributes that make each individual unique, including those that can be seen and those that are acquired or learned. Our DE&I purpose is to evolve the organization and our culture to reflect the customers and communities we serve, where employees can be their authentic selves and where differences in background, thought and experience are welcomed, valued and celebrated. We demonstrate purposeful actions and incorporate intentional practices to drive these inclusive behaviors in our daily work. One key example is through changes to our recruiting program, where we have digitally enabled our process to broaden the applicant pool to diverse groups that have traditionally had difficulty accessing job opportunities. This has increased the diversity of our candidate pool and our hires.

We are committed to continually reviewing our operational practices and aligning DE&I initiatives with business objectives. Our DE&I commitment is demonstrated by the establishment of our Diversity, Equity & Inclusion Council which considers all parts of our employee experience to ensure that DE&I principles are incorporated into our talent acquisition strategies, development offerings and employee services. The Council is comprised of, and led by, our employees, with executive sponsorship up to and including our CEO.

Competitive Pay and Employee Benefits
We provide market-competitive compensation and benefits to our employees. Our pay programs are designed to be performance-based so that employees are paid based on performance that they can control. Our benefits programs are reviewed each year to ensure that we are meeting current practices in providing benefits that meet the health and safety needs of our employees. When special circumstances occur, such as the recent pandemic, we adjust our benefits to meet our employees’ needs.

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

On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019.  On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel.  On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020.  On November 30, 2020, the Company reached a settlement in principle to fully resolve this matter. The agreement, which is subject to final documentation and Court approval, provides in part for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants in connection with the securities class action suit. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement. On January 15, 2021, the lead plaintiff filed a motion for preliminary approval of the settlement. On February 23, 2021, the court granted preliminary approval of the settlement, preliminary certification of the settlement class and approval to provide notice to the class. The final settlement approval hearing is currently scheduled for July 19, 2021. The $3.75 million settlement payment will be paid by the Company’s insurance provider under its insurance policy. Payment is expected during 2021.
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations, or cash flows.
We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control legislation and regulations. There were no material liabilities recorded at December 31, 2020 for potential environmental liabilities on a global basis that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 19, Litigation and Related Matters, in Part II, Item 8, "Financial Statements" and Part I, Item 1A, "Risk Factors" for additional information.

Website
We maintain a website at www.armstrongflooring.com. Information contained on our website is not incorporated into this document. Reference in this Annual Report on Form 10-K to our website is an inactive text reference only. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the U.S. Securities and Exchange Commission.

Item 1A. Risk Factors

Risks Related to our Business, Operations and Industry

Failure to successfully execute our strategy to transform and modernize our business and related investment costs may materially adversely affect our market position, financial condition, liquidity or results of operations.
In March 2020 we announced our strategy to transform and modernize our business, including through go-to-market efforts featuring expanded customer reach, simplification of our business processes, strengthened product innovation and optimized production capabilities. Our inability to execute and fund any of these strategies, including through any failure to invest sufficiently, or to realize intended revenue; margin; selling, general and administrative expenses; working capital or capital expenditure benefits or improvements, could have a material adverse effect on our financial condition, liquidity or results of operations.

We compete with numerous flooring manufacturers in highly competitive markets. Competition can affect customer preferences, reduce demand for our products, negatively affect our product sales mix, leverage greater financial resources, or cause us to lower prices, any or all which could adversely affect our financial condition, liquidity or results of operations.
Our markets are highly competitive. We compete for sales of flooring products with many manufacturers and independent distributors of resilient flooring as well as with manufacturers who also produce other types of flooring products. Some of our competitors have greater financial resources than we do. Competition can reduce demand for our products, negatively affect our product sales mix or cause us to lower prices. Our customers consider our products' performance, content and styling, as well as customer service and price when deciding whether to purchase our products. Shifting consumer preference in our highly competitive markets whether for performance, product content, styling preferences, or our inability to develop and offer new competitive performance features, could have an adverse effect on our sales. Regulatory action or new product standards could also steer consumers away from our products.

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
The availability and cost of direct materials, including raw materials, packaging materials, energy and sourced products are critical to our operations. For example, we use substantial quantities of petrochemical-based raw materials in our manufacturing operations. The cost of some of these items has been volatile in recent years and availability has been limited at times. We source some materials from a limited number of suppliers, which, among other things, increases the risk of unavailability. We also source from overseas and could be subject to international trade costs, such as tariffs, transportation and foreign exchange rates, or international epidemics, including, without limitation, the COVID-19 outbreak. There is also a concentration of our sourced products in an emerging market, which subjects us to legislative, political, regulatory and economic volatility and vulnerability. This dependency and any limited availability could cause us to reformulate products or limit our production. Decreased access to direct materials and energy or significant increased cost to purchase these items, as well as increased transportation and trade costs, delays due to government-mandated initiatives in response to the COVID-19 and any corresponding inability to pass along such costs through price increases or meet demand requirements, as applicable, could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Risks Related to Liquidity

We require a significant amount of liquidity to fund our strategy and operations.
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
The credit agreements underlying our $90 million Amended ABL Credit Facility and $70 million Term Loan Facility include covenants that, among other things, may impose significant operating and financial restrictions, including restrictions or limitations on our ability to engage in activities that may be in our best long-term interests. The credit facilities include covenants that, among other things, require us to provide the bank groups' agents (the “Agents”) with certain information with respect to us and the borrowing base and to maintain or otherwise preserve the collateral in favor of the Agents and further restricts our ability to make acquisitions and repurchase equity. Under the terms of the credit facilities, we are required to maintain a specified fixed charge coverage and net leverage ratios. Our ability to meet these ratios could be affected by events beyond our control and we cannot assure that we will meet them. A breach of any of the restrictive covenants or ratios would result in a default under the credit facilities. If any such default occurs, the lenders under the credit facilities may be able to elect to declare all outstanding borrowings under our facilities, together with accrued interest and other fees, to be immediately due and payable, or enforce their security interest. The lenders may also have the right in these circumstances to terminate commitments to provide further borrowings.

Our indebtedness may adversely affect our cash flow and our ability to operate our business, make payments on our indebtedness and declare dividends on our capital stock.
Our level of indebtedness and degree of leverage could:

•make it more difficult for us to satisfy our obligations with respect to our indebtedness;
•make us more vulnerable to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation;
•limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;
•place us at a competitive disadvantage compared to our competitors that are less leveraged and, therefore, more able to take advantage of opportunities that our leverage prevents us from pursuing;
•limit our ability to refinance existing indebtedness or borrow additional amounts for working capital, capital expenditures, acquisitions, debt service requirements, execution of our business strategy or other purposes;
•restrict our ability to pay dividends on our capital stock; and
•adversely affect our credit ratings.

We may also incur additional indebtedness, which could exacerbate the risks described above. In addition, to the extent that our indebtedness bears interest at floating rates, our sensitivity to interest rate fluctuations will increase.

Any of the above listed factors could materially adversely affect our financial condition, liquidity or results of operations.

Risks Related to the Macro-Economic and Regulatory Environment

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the outbreak of COVID-19.
We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. This adversely impacted our results of operations during fiscal year 2020. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports; the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our products and services; the overall health of our production employees and our ability to maintain adequate staffing of our facilities to satisfy marketplace demand for our products; and any closures of our or our customers’ offices and facilities all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our tangible and intangible assets, our financial condition and our stock price.

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
Our business is influenced by conditions in domestic and foreign economies, including inflation, deflation, interest rates, availability and cost of capital, consumer spending rates, energy availability and the effects of governmental initiatives to manage economic conditions. Volatility in financial markets and the continued softness or further deterioration of national and global economic conditions could have a material adverse effect on our financial condition, liquidity or results of operations, including as follows:

•the financial stability of our customers or suppliers may be compromised, which could result in additional bad debts for us or non-performance by suppliers;
•commercial and residential consumers of our products may postpone spending in response to tighter credit, negative financial news and/or stagnation or further declines in income or asset values, which could have a material adverse impact on the demand for our product;
•the fair value of the investment funds underlying our defined-benefit pension plans may decline, which could result in negative plan investment performance, additional charges and may require significant cash contributions to such plans to meet obligations or regulatory requirements; and
•our asset impairment assessments and underlying valuation assumptions may change, which could result from changes to estimates of future sales and cash flows that may lead to substantial impairment charges.

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
A portion of our products move in international trade, with approximately 20% of our revenues from operations outside the U.S. and Canada in 2020. Our international trade is subject to currency exchange fluctuations, trade regulations, tariffs, import duties, logistics costs, delays and other related risks, including, for example, the COVID-19 outbreak. Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

In addition, our international growth strategy depends in part on our ability to expand our operations in certain emerging markets. However, some emerging markets have greater political and economic volatility and greater vulnerability to infrastructure and labor disruptions than established markets. In many countries outside of the U.S., particularly in those with developing economies, it may be common for others to engage in business practices prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act or similar local anti-corruption or anti-bribery laws, which generally prohibit companies and their employees, contractors or agents from making improper payments to government officials for the purpose of obtaining or retaining business. Failure to comply with these laws, as well as U.S. and foreign export and trading laws, could subject us to civil and criminal penalties. As we continue to expand our business globally, including in emerging markets, we may have difficulty anticipating and effectively managing these and other risks that our international operations may face, which may adversely affect our business outside the U.S. and our financial condition, liquidity or results of operations.

We may be subject to liability under and may make substantial future expenditures to comply with environmental laws and regulations, which could materially adversely affect our financial condition, liquidity or results of operations.
We are involved with environmental investigation and remediation activities for which our ultimate liability may exceed the currently estimated and accrued amounts. It is possible that we could become subject to additional environmental matters and corresponding liabilities in the future. See Note 19, Litigation and Related Matters, in Part II, Item 8, "Financial Statements," for further information related to environmental matters.

Our industry has been subject to claims relating to raw materials. We have not received any significant claims involving our raw materials or our product performance; however, product liability insurance coverage may not be available or adequate in all circumstances to cover claims that may arise in the future.

In addition, our operations are subject to various domestic and foreign environmental, health and safety laws and regulations. These laws and regulations not only govern our current operations and products, but also impose potential liability on us for our past operations. Our costs to comply with these laws and regulations may increase as these requirements become more stringent in the future and these increased costs may materially adversely affect our financial condition, liquidity or results of operations.

Other Risks Related to our Operations

Disruptions to or failures of our various information systems could have an adverse effect on our business.
We rely heavily on our information systems to operate our business activities, including, among other things, purchasing, distribution, inventory management, processing, shipping and receiving, billing and collection, financial reporting and record keeping. We also rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales systems, distribution systems and certain of our production processes are managed and conducted by computer. Any interruption, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, intentional acts of vandalism, or various forms of cybercrimes including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to our reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our financial condition, liquidity or results of operations.

Our performance depends on our ability to attract, develop and retain talented management.
We must attract, develop and retain qualified and talented personnel in senior management, sales, marketing, product design and operations. We compete with numerous companies for these employees and invest resources in recruiting, developing, motivating and retaining them. The failure to attract, develop, motivate and retain key employees could negatively affect our competitive position, execution on strategic priorities and operating results.

Our intellectual property rights may not provide meaningful commercial protection for our products or brands, which could adversely impact our financial condition, liquidity or results of operations.
We rely on our proprietary intellectual property, including numerous patents and registered trademarks, as well as our licensed intellectual property to market, promote and sell our products. We will monitor and protect against activities that might infringe, dilute, or otherwise harm our patents, trademarks and other intellectual property and rely on the patent, trademark and other laws of the U.S. and other countries. However, we may be unable to prevent third parties from using our intellectual property without our authorization. In addition, the laws of some non-U.S. jurisdictions, particularly those of certain emerging markets, will provide less protection for our proprietary rights than the laws of the U.S. and present greater risks of counterfeiting and other infringement. To the extent we cannot protect our intellectual property, unauthorized use and misuse of our intellectual property could harm our competitive position and have a material adverse effect on our financial condition, liquidity or results of operations.

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
Increased costs of U.S. and international labor, including the costs of employee benefits plans, labor disputes, work stoppages or union organizing activity could delay or impede production and have a material adverse effect on our financial condition, liquidity or results of operations. A significant portion of our manufacturing employees are represented by unions and covered by collective bargaining or similar agreements, we often incur costs attributable to periodic renegotiation of those agreements, which may be difficult to project. We are also subject to the risk that strikes or other conflicts with organized personnel may arise or that we may become the subject of union organizing activity at our facilities that do not currently have union representation. Prolonged negotiations, conflicts or related activities could also lead to costly work stoppages and loss of productivity.

We outsource our information technology infrastructure which makes us more dependent upon third parties.
In an effort to make our information technology (“IT”) functions more efficient, increase related capabilities, as well as generate cost savings, we outsource a significant portion of our IT infrastructure to a third party service provider. As a result, we rely on the third party to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results and potentially, termination of provisions of these services by our supplier. A failure of our service provider to perform may have a material adverse effect on our financial condition, liquidity or results of operations.

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

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board of Directors (the "Board") generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

Certain provisions in our amended and restated certificate of incorporation and bylaws, and of Delaware law, may prevent or delay an acquisition of our company, which could decrease the trading price of our common stock.
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. These provisions include, among others:

•the inability of our stockholders to call a special meeting;
•rules regarding how stockholders may present proposals or nominate directors for election at stockholder meetings;
•the right of our Board of directors to issue preferred stock without stockholder approval;
•a provision that directors serving on a classified board may be removed by stockholders only for cause; and
•the ability of our directors, and not stockholders, to fill vacancies on our Board.

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

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and the provisions could delay or prevent an acquisition that our Board determines is not in the best interests of AFI and its stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

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

Notwithstanding the tax opinion, the Internal Revenue Service (“IRS”) could determine on audit that the Distribution should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion is not correct or has been violated, or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution, or if the IRS were to disagree with the conclusions of the tax opinion. If the Distribution is ultimately determined to be taxable, the Distribution could be treated as a taxable dividend to shareholders for U.S. federal income tax purposes and shareholders could incur significant U.S. federal income tax liability. In addition, AWI and/or we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the Tax Matters Agreement that we entered into with AWI, if it is ultimately determined that certain related transactions undertaken in anticipation of the Distribution are taxable.

We will be required to satisfy certain indemnification obligations to AWI or may not be able to collect on indemnification rights from AWI.
Under the terms of the Separation and Distribution, we will indemnify AWI from and after the Separation and Distribution with respect to (i) all debts, liabilities and obligations allocated or transferred to us in connection with the Separation and Distribution (including our failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Separation and Distribution); (ii) any misstatement or omission of a material fact in our Information Statement, dated March 24, 2016, resulting in a misleading statement; (iii) any breach by us of the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Campus Lease Agreement or the Trademark License Agreements; and (iv) our ownership and operation of our business. We are not aware of any existing indemnification obligations at this time, but any such indemnification obligations that may arise could be significant. Under the terms of the Separation and Distribution Agreement, AWI will indemnify us from and after the Separation and Distribution with respect to (i) all debts, liabilities and obligations allocated to AWI after the Separation and Distribution (including its failure to pay, perform or otherwise promptly discharge any such debts, liabilities or obligations after the Separation and Distribution); (ii) any breach by AWI of the Separation and Distribution Agreement, the Employee Matters Agreement, the Tax Matters Agreement, the Campus Lease Agreement or the Trademark License Agreements; and (iii) AWI’s ownership and operation of its business. Our and AWI’s ability to satisfy these indemnities, if called upon to do so, will depend upon our and AWI’s future financial strength. If we are required to indemnify AWI, or if we are not able to collect on indemnification rights from AWI, our financial condition, liquidity or results of operations could be materially and adversely affected. We cannot determine whether we will have to indemnify AWI, or if AWI will have to indemnify us, for any substantial obligations after the Distribution.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our worldwide corporate headquarters is located in Lancaster, Pennsylvania and is leased.

The following table details the location and principal use of the Company's most significant properties:

Location	Principal Use	Interest
Lancaster, Pennsylvania, U.S.	Production - LVT & Residential Sheet	Owned
Beech Creek, Pennsylvania, U.S.	Production - Printed Film	Owned
Kankakee, Illinois, U.S.	Production - VCT & Residential Tile	Owned
Stillwater, Oklahoma, U.S.	Production - LVT & Residential Sheet	Owned
Jackson, Mississippi, U.S.	Production - VCT	Owned
South Gate, California, U.S. (a)	Production - Residential Tile	Owned
Montebello, California, U.S.	Warehouse & Distribution	Leased
Wujiang, Jiangsu, China	Production - Commercial Sheet	Owned
Braeside, Victoria, Australia	Production - Commercial Sheet	Owned
(a) We have announced our intent to close our California manufacturing plant during the first quarter of 2021. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

In addition to the above, the Company also operates from a number of other smaller sales and administrative offices (leased or owned) and warehousing facilities (leased or owned). The Company considers all of its properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

Production capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, utilization of our capacity varies periodically depending upon demand for the product that is being manufactured. We believe our facilities are adequate and suitable to support the business. Additional incremental investments in plant facilities are made as appropriate to balance capacity with anticipated demand, improve quality, improve service and reduce costs.

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. See Note 19, Litigation and Related Matters, in Part II, Item 8, "Financial Statements" for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

AFI’s common shares trade on the New York Stock Exchange under the ticker symbol “AFI.” As of December 31, 2020, there were approximately 193 holders of record of AFI’s common stock.

We did not declare any dividends during 2020 or 2019.

We completed a modified "Dutch auction" self-tender offer on June 21, 2019. See Note 18, Stockholders' Equity, in Part II, Item 8, "Financial Statements".

The Company's stock performance graph, required by Item 5, is incorporated by reference to the section entitled "Stock Performance Graph" in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than April 30, 2021.

Issuer Purchases of Equity Securities

The following table includes information about our stock repurchases from October 1, 2020 to December 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31, 2020	—	$—	—	—
November 1 - 30, 2020	—	—	—	—
December 1 - 31, 2020	4,747	3.35	—	—
Total	4,747		—	—
(a) Shares reacquired through the withholding of shares to pay employee tax obligations upon the exercise of options or vesting of restricted units granted under our long-term incentive plans and those previously granted under AWI's long-term incentive plans, which were converted to AFI units on April 1, 2016.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient flooring products primarily in North America and the Pacific Rim. As of December 31, 2020, we operated 8 manufacturing plants in three countries, including 6 manufacturing plants located throughout the U.S. (California, Illinois, Mississippi, Oklahoma and Pennsylvania) and one plant each in China and Australia. When we refer to "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc. and its consolidated subsidiaries.

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

To date, the Company has (i) announced the phased relocation of its corporate headquarters, effective spring and summer 2021, with estimated cost savings of approximately 60% annually; (ii) began consolidating U.S. manufacturing facilities with the intent to monetize non-core assets; (iii) executed product portfolio simplification and inventory optimization initiatives; (iv) commenced manufacturing projects aimed at improving efficiency; (v) begun to focus on enhancing customer experiences through new methods of customer interactions and communication as well as the introduction of a quick-ship program; (vi) invested in product innovations with a focus on U.S.-based manufacturing; (vii) made significant investments in both talent and process improvement; (viii) made improvements in both plant and asset performance; (ix) started to service specific groups of customers on a direct basis; and (x) commenced rebranding initiatives, including introduction of a new logo in late 2020, to be further rolled out during 2021. The Company has incurred approximately $16 million in incremental costs associated with the above business transformation initiatives during 2020.

In June 2020, the Company amended its senior secured asset-based revolving credit facility, modifying the facility size to $90 million with a maturity date in 2023. Additionally, to further strengthen its capital resources for business transformation and growth initiatives, the Company entered into a $70 million term loan facility maturing in 2025. The Company capitalized $7.4 million of fees related to the new term loan facility, all of which had been paid at December 31, 2020. The deferred financing costs will be amortized through 2025 over the life of the term loan facility. Refer to Liquidity and Capital Resources for additional information related to amended credit facility and new term loan facility.

In November 2020, the Company reached a settlement in principle to fully resolve a putative class-action shareholder complaint. The agreement, which is subject to final documentation and Court approval, provides in part for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants in connection with the securities class action suit. either the Company nor any individual defendant admits any wrongdoing through the settlement agreement. The $3.75 million settlement payment will be paid by the Company’s insurance provider under its insurance policy. Payment is expected during 2021.

In December 2020, we formally announced the closure of its South Gate, California facility which is expected to be completed during the first quarter of 2021. In connection with this closure, we recognized charges of approximately $6 million, during the fourth quarter of 2020, related to long-lived assets, including the write-off of related spare parts and anticipated contract termination fees. In addition, the Company anticipates future cash expenditures related to previously accrued severance and employee termination costs of less than $1 million. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19
The COVID-19 pandemic is significantly impacting our business and results of operations. We are committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. We are following guidelines and directives from governmental authorities and local health authorities across our facilities to continue to operate safely and responsibly. This includes working remotely, providing personal protective equipment, limiting group meetings, restricting air travel, enhancing cleaning / sanitization procedures and practicing social distancing, among other risk mitigation measures.

Our China plant was closed most of the month of February 2020. On April 1, 2020, we announced a proactive two-week production suspension in our North America plants beginning April 5, 2020 in response to the increasing social and economic impact of COVID-19. We reopened our North America plants as planned following the two-week shut-down. Our plants continued their operations during the remainder of 2020. Additionally, in August 2020 the Company's Australia plant began to operate at approximately 60% capacity due to additional governmental restrictions which have now ceased. We have not experienced, and do not anticipate, material availability issues related to our raw materials or finished goods. However, during the fourth quarter of 2020 we started to see the impact of the imbalance of global shipping capacity and demand lead to delays in receipt of goods from China and Vietnam at U.S. ports.

To help mitigate the potential spread of the virus, our North America sales team and corporate staff are working remotely and will continue to do so indefinitely. In the second quarter we furloughed approximately 100 employees, primarily administrative staff from our corporate headquarters. Most of the furloughed employees returned in July 2020. In addition, the employer match for certain benefit plans was suspended from May 2020 through the end of the third quarter of 2020 for salaried non-production employees. The employer match was reinstated on October 1, 2020.

Inconsistent state and local government orders resulted in varying impacts to our results across geographies and for some of our customers. Generally, home centers have continued to operate. Construction is considered an essential business in most of North America. However, some of our customers' commercial projects in the retail, office, medical and educational sectors have been postponed. These factors have led to a softer demand environment in certain states and channels.

The ultimate duration and impact of the pandemic on our future results is unknown.

Outlook
Looking forward, the Company remains committed to profitable growth over the medium and long-term; however, results will continue to be negatively impacted by COVID-19 into 2021, primarily in the commercial markets served by the Company as well as costs associated with Company's on-going business transformation initiatives. The Company's view for 2021 is supported by the below factors, which should be considered in the context of other risks, trends and strategies described in this Annual Report on Form 10-K:

•The Company expects sales to improve during full year 2021 compared to 2020 as a result of decreased COVID-19 pressures, the impact of recently announced price increases, continued expansion into additional market segments, positive trends in residential end markets and new product introductions.
•Operating results in the short-term will be negatively impacted by incremental expenses necessary to execute the Company's business transformation initiatives. Funding for these initiatives will be aided by the deployment of capital associated with the anticipated sale of our South Gate, California facility in 2021. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.
•As the Company navigates 2021, it is focused on several uncertainties, which may impact operating results, including navigating the continued impact of COVID-19, inflationary pressures and the economy-wide logistic and shipping challenges related to receiving goods from China.
•As the Company continues to execute against its multi-year strategic roadmap, the primary areas of focus for 2021 will include: (i) continued focus on improving the customer experience while also improving overall profitability; (ii) continued introduction of compelling products into the markets we serve; (iii) expansion of existing and entry into new market segments; and (iv) completion of our headquarters and technology center during the spring and summer of 2021.

Geographic Areas

See Note 3, Nature of Operations, in Part II, Item 8, "Financial Statements" to the Consolidated Financial Statements for additional financial information by geographic areas.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Consolidated Results

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Net sales	$584.8	$626.3	$728.2
Cost of goods sold	501.3	541.0	585.0
Gross profit	83.5	85.3	143.2
Selling, general and administrative expenses	145.2	146.4	160.6
Operating (loss)	(61.7)	(61.1)	(17.4)
Interest expense	7.5	4.4	4.8
Other (income) expense, net	(4.8)	1.8	2.9
(Loss) from continuing operations before income taxes	(64.4)	(67.3)	(25.1)
Income tax (benefit) expense	(0.8)	1.6	(6.0)
(Loss) from continuing operations	(63.6)	(68.9)	(19.1)
Earnings from discontinued operations, net of tax	—	—	9.9
Gain (loss) on disposal of discontinued operations, net of tax	—	10.4	(153.8)
Net earnings (loss) from discontinued operations	—	10.4	(143.9)
Net (loss)	$(63.6)	$(58.5)	$(163.0)

Net Sales
Net sales by percentage point change are shown in the tables below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2020	2019	$	%	Price	Volume	Mix	Currency
	$584.8	$626.3	$(41.5)	(6.6)%	(1.5)%	(6.0)%	1.0%	(0.1)%

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2019	2018	$	%	Price	Volume	Mix	Currency
	$626.3	$728.2	$(101.9)	(14.0)%	(0.1)%	(9.8)%	(3.2)%	(0.9)%

Net sales for the year ended December 31, 2020 decreased $41.5 and 6.6% compared to the year ended December 31, 2019 primarily due to lower sales volume due to COVID-19 pandemic related business disruptions, including the postponement of certain commercial projects and slower activity at many independent customer retail locations.

Net sales for the year ended December 31, 2019 decreased $101.9 million and 14.0% compared to the year ended December 31, 2018 primarily due to lower sales volume. Lower sales volume reflected relative changes in distributor inventory levels compared to the prior year due to significant customer purchases in the distribution channel in 2018 ahead of U.S. tariffs and decline in traditional categories. Volume was also lower due to share loss in some categories within the distribution channel. Unfavorable mix was driven by lower relative luxury vinyl tile sales, which was impacted by the aforementioned higher distributor sales in 2018 ahead of tariff increases.

Cost of goods sold
Cost of goods sold for the year ended December 31, 2020 was 85.7% of net sales compared to 86.4% of net sales for year-ending December 31, 2019. The decrease in percent was primarily due to a $13.6 million inventory write-down related to an inventory optimization initiative that occurred during 2019 and did not repeat during 2020, partially offset by inefficiencies caused by decreases in volume and non-recurring costs associated with the consolidation of our manufacturing activities as part of the Company's business transformation initiatives during 2020.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Cost of goods sold for the year ended December 31, 2019 was 86.4% of net sales compared to 80.3% of net sales for year-ending December 31, 2018. The increase in percent was primarily due to the $13.6 million inventory write-down related to an inventory optimization initiative during 2019 and inefficiencies caused by decrease in volume.

Selling, general & administrative expenses
Selling, general and administrative expenses for the year-ended December 31, 2020 decreased $1.2 million and 0.8% compared to the year-ended December 31, 2019. The decrease in 2020 is driven by a reduction in core selling, general and administrative resulting from business transformation initiatives as well as $14.2 million of expenses incurred during 2019 related to a samples inventory write-down, strategic initiative costs and employee termination costs that did not repeat during 2020, partially offset by $19.0 million of non-recurring transition services income from TZI that did not repeat in 2020.

Selling, general and administrative expenses for the year-ended December 31, 2019 decreased $14.2 million and 8.8% compared to the year-ended December 31, 2018. Results for 2019 were positively impacted by receipt of the transition services income from TZI noted above, partially offset by higher strategic initiative and employee termination costs during 2018 compared to 2019.
Business transformation costs
Beginning in 2018, the Company commenced a multi-year business transformation which resulted in a strategic roadmap formally announced during 2020. The multi-year roadmap encompasses three critical objectives: (i) expanding customer reach; (ii) simplifying product offerings and operations; and (iii) strengthening core capabilities. Such costs are included in the captions Costs of goods sold and Selling, general and administrative expenses on the Company's Consolidated Statements of Operations as required by U.S. generally accepted accounting principles ("U.S. GAAP"). A summary of business transformation costs included in these captions for the periods presented include:

	For the Years Ended December 31,
	2020		2019		2018
	Cost of Goods Sold	Selling, General & Administrative Expenses	Cost of Goods Sold	Selling, General & Administrative Expenses	Cost of Goods Sold	Selling, General & Administrative Expenses
Site exit costs	$5.7	$0.8	$4.6	$—	$—	$—
Strategic initiative costs	—	0.9	—	5.4	—	6.6
Employee termination costs	—	0.7	—	2.9	—	5.5
Product rationalization	—	—	13.6	6.0	—	—
Net gains	—	(0.2)	—	—	—	—
Total	$5.7	$2.2	$18.2	$14.3	$—	$12.1

Site exit costs - Site exit costs include costs associated with exit or disposal activities, including asset write-downs. Costs in both 2020 and 2019 relate primarily to the Company's South Gate, California facility which is classified as Assets held-for-sale as of December 31, 2020 on the Consolidated Balance Sheets. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

Strategic initiative costs - Costs of non-recurring strategic projects, including executive leadership transitions, that are not considered part of normal operations. Costs incurred in 2020 related to non-severance costs related to the CFO transition. Costs in 2019 related to non-severance costs related to the CEO transition, the sale of the wood business and development of strategy alternatives. Costs in 2018 related to the sale of the wood business and development of strategy alternatives.
Employee termination costs - Costs of involuntary termination benefits associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to affected employees. The employee termination benefit costs in 2020 and 2019 related to our former CFO and former CEO, respectively. The employee termination benefit costs in 2018 related to the divestiture of our North American wood flooring business.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Product rationalization - On September 11, 2019, Michel S. Vermette was appointed Chief Executive Officer of the Company and initiated the implementation of a new multi-year product strategy and inventory optimization plan, which includes focusing on critical products and standardizing procedures to enable better decision making. As a result, we recorded a non-cash inventory write down of $13.6 million during the third quarter of 2019, primarily related to the write down of inventory in certain product categories to estimated liquidation value. Directly related to this strategy and inventory optimization plan, merchandising materials of $6.0 million were written off as obsolete in the third quarter of 2019 in connection with a decreased demand for residential displays following our go to market change.
Net gains - Net gains result from the sale of redundant properties (primarily land and buildings) and non-core assets. In 2020 net gains related to the sale of a property in Vicksburg, Mississippi that had been classified as Assets held-for-sale during 2020. The property was originally retained as part of the sale of the wood business in 2018.

Interest expense
For the year-ended December 31, 2020, interest expense increased $3.1 million and 70.5% compared to year-ended December 31, 2019 due to higher interest rates on debt outstanding resulting from our June 2020 refinancing.

For the year-ended December 31, 2019, interest expense decreased $0.4 million and 8.3% compared to year-ended December 31, 2018 due to lower average debt outstanding.

Other (income) expense, net
Other (income) expense, net of $(4.8) million, $1.8 million and $2.9 million for the years ended December 31, 2020, 2019 and 2018, respectively, primarily reflected benefit from changes to or costs related to defined-benefit pension and postretirement plans. Changes in actuarial assumptions relating to current year expense and a non-recurring postretirement gain resulting from a plan change totaling $1.8 million, resulted in income during 2020.

Income tax expense (benefit)
For the year ended December 31, 2020 we recorded an income tax benefit of $0.8 million compared to an income tax expense of $1.6 million for the year ended December 31, 2019. The effective tax rates were a benefit of 1.2% and an expense of 2.4% for the years ended December 31, 2020 and 2019, respectively.

For the year ended December 31, 2019 we recorded an income tax expense of $1.6 million compared to an income tax benefit of $6.0 million for the year ended December 31, 2018. The effective tax rates were a benefit of 2.4% and an expense of 23.9% for the years ended December 31, 2019 and 2018, respectively.

The change in effective rates during both periods was primarily driven by changes in the mix of income among tax jurisdictions and the impact of discontinued operations, as well as the effects of non-benefited losses.

Discontinued operations
For the year ended December 31, 2020 there was no discontinued operations activity. For the year ended December 31, 2019, a $10.4 million gain on disposal of discontinued operations was realized primarily due to the resolution of our antidumping case. For the year ended December 31, 2018, loss on disposal of discontinued operations of $153.8 million related to our sale of the North American wood flooring business. This loss was partially offset by $9.9 million of earnings from discontinued operations while reflecting the operating results of the North American wood flooring business prior to the sale. See Note 7, Discontinued Operations, in Part II, Item 8, "Financial Statements" of the consolidated financial statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the second quarter of 2020, the Company entered into a Third Amendment (the "Amendment") to the ABL Credit Facility (the "Amended ABL Credit Facility") and entered into a new term loan facility with Pathlight Capital L.P. (the "Term Loan Agent") as the administrative agent ("Term Loan Agreement") which provides us with a secured term loan credit facility of $70 million (the “Term Loan Facility”). We used the proceeds of the Term Loan Facility to pay down the Amended ABL Credit Facility.

Amended ABL Credit Facility
On June 23, 2020, we entered into the Amended ABL Credit Facility, which reduces commitments from $100 million to $90 million, amends the interest rates applicable to the borrowings, modifies certain financial maintenance and other covenants, as well as permits indebtedness under the Term Loan Agreement. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, (the "ABL Priority Collateral"), subject to certain reserves and other limitations. The Amended ABL Credit Facility matures in December 2023.

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

Borrowings under the Amended ABL Credit Facility bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to the London interbank offered rate (“LIBOR”) for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the Amendment. The base rate will be the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amendment) and will range from 1.75% to 3.00% with respect to base rate borrowings and 2.75% to 4.00% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio. The Amended ABL Credit Facility contains provisions to allow for the transition from LIBOR to the agreed upon successor rate.

All obligations under the Amended ABL Credit Facility are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the Amended ABL Credit Facility, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the Amended ABL Credit Facility and other security and collateral documents.

During the fourth quarter of 2020 there was a reduction in available liquidity under the Amended ABL Credit Facility of $30 million until such time as the Company is able to sell our South Gate, California facility. This reduction was in effect at December 31, 2020. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

Term Loan Facility
On June 23, 2020 we also entered into the Term Loan Agreement which provides us with a secured term loan credit facility of $70 million. The borrowing base is derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Facility is scheduled to mature on June 23, 2025. The principal balance of the Term Loan Facility is payable in quarterly installments beginning in June 2021.

Borrowings under the Term Loan Facility will bear interest at a rate per annum equal to LIBOR for a three-month interest period, plus an applicable margin of 12.00%. The Term Loan Facility contains provisions to allow for the transition from LIBOR to the agreed upon successor rate.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We must use cash proceeds from certain dispositions, including sales of real estate, equity and debt issuances and extraordinary events to prepay outstanding loans under the Term Loan Facility, subject to specified exceptions, including the prepayment requirements with respect to the Amended ABL Credit Facility. Prepayments of loans under the Term Loan Facility prior to the third anniversary of the closing date are subject to certain premiums. The sale of our South Gate, California facility is anticipated during the first half of 2021 and would result in an estimated mandatory repayment of approximately $20 million. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

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

The Company capitalized $7.4 million of fees related to the Term Loan Facility, which will be amortized through 2025 over the life of the Term Loan Facility.

See Note 14, Debt, in Part II, Item 8, "Financial Statements" to the Consolidated Financial Statements for additional information related to the Amended ABL Credit Facility and Term Loan Facility.

Cash Flows
The discussion that follows includes cash flows related to discontinued operations. The table below shows our cash (used for) provided by operating, investing and financing activities:

	Year Ended December 31,
(Dollars in millions)	2020	2019	2018
Cash (used for) provided by operating activities	$(28.2)	$(6.0)	$62.5
Cash (used for) provided by investing activities	(21.1)	(29.4)	60.6
Cash provided by (used for) financing activities	35.0	(111.1)	13.3

Operating activities
Net cash used for operating activities for 2020 was $28.2 million, an increase of $22.2 compared to 2019. The primary drivers of this increase were lower net cash income and net increases in working capital, primarily inventory, other assets and liabilities and receivables, partially offset by accounts payable and accrued expenses.

Net cash used for operating activities for 2019 was $6.0 million, a decrease of $68.6 million from cash provided by operating activities in 2018. The primary drivers of this decrease were lower net cash income and changes in working capital, primarily accounts payable and accrued expenses, partially offset by inventory.

Investing activities
Net cash used for investing activities for 2020 was $21.1 million, a decrease of $8.3 million compared to 2019. The primary drivers for this decrease were lower purchases of property, plant and equipment and a cash payment related to discontinued operation in 2019 that did not repeat in 2020.

Net cash used for investing activities for 2019 was $29.4 million, a decrease of $90.0 million from cash provided by investing activities in 2018. The primary driver for this decrease was proceeds from the sale of the wood flooring business in 2018 which did not repeat during 2019.

Financing activities
Net cash provided by financing activities for 2020 was $35.0 million, an increase of $146.1 million from cash used by financing activities in 2019. The primary driver of this change was the net impact of the Company's debt refinancing during the second quarter of 2020.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net cash used for financing activities for 2019 was $111.1 million, a decrease of $124.4 from cash provided by financing activities in 2018. The primary drivers of this changes were increased purchases of treasury stock and higher net debt repayments during 2019.

Sources and Uses of Cash
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations, proceeds from asset sales and borrowings under our credit facilities. We believe these sources are sufficient to fund our capital needs, including the costs of our business transformation initiatives, planned capital expenditures and to meet our interest and other contractual obligations in the near term. Our liquidity needs for operations vary throughout the year with the majority of our cash flows generated in the second and third quarters.

As of December 31, 2020 there were borrowings of $10.0 million outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $5.4 million. Total net availability under the Amended ABL Credit Facility and Term Loan Facility as of December 31, 2020 was $34.3 million. During the fourth quarter, there was a reduction in available liquidity of $30.0 million until such time as we sell our South Gate, California facility. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.50% as of December 31, 2020. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of December 31, 2020.

Our foreign subsidiaries had available lines of credit totaling $9.2 million and there were $4.5 million borrowings under these lines of credit as of December 31, 2020. Total availability under these foreign lines of credit as of December 31, 2020 was $4.7 million.

In addition, the Company had $13.7 million of Cash and cash equivalents at December 31, 2020.

Based on the foregoing, the Company had total liquidity (including Cash and cash equivalents) of $52.7 million at December 31, 2020 compared to $89.6 million at December 31, 2019.

Debt Covenants
The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter and during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00 (such covenants, the “Financial Covenants”).

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

At December 31, 2020, we were in compliance with all debt covenants.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2020, our Cash and cash equivalents totaled $13.7 million, of which $0.7 million was held in the U.S. and $13.0 million held by non-U.S. subsidiaries. At December 31, 2020 none of our consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. While our remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of our non-U.S. operations.

Unconditional Purchase Obligations
Unconditional purchase obligations include purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased and service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based on usage. Our unconditional purchase obligations are mainly comprised of utility contracts and information technology service agreements. At December 31, 2020 these obligations totaled $38.5 million, of which $16.8 million is due in 2021, $7.3 million is due in 2022, $7.3 million is due in 2023 and $7.1 million is due in 2024.

In addition, we had $5.8 million of inventory in transit at December 31, 2020, where the title had not been passed to us; however, we are committed to make payment once these shipments reach the destination as required per the contract.

Critical Accounting Estimates
The Company's discussion and analysis of our financial condition and results of operations are based upon the Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate the estimates, including those related to inventories, impairments of tangible and intangible assets, U.S. pension and other postretirement benefit costs and sales-related accruals. The impact of changes in these estimates, as necessary, is reflected in the results of operations in the period of the change. We base estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different outcomes, assumptions or conditions.

We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Management has discussed the development and selection of the critical account estimates described below with the Audit Committee of the Board of Directors and they have reviewed our disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition. These items should be read in conjunction with Note 2, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements."

Inventories
At December 31, 2020 and 2019 inventories of $122.9 million and $111.6 million, respectively, are net of reserves of $12.2 million and $11.3 million, respectively.

Critical Estimate - Inventories
U.S. inventories are valued at the lower of cost or market and cost is determined using the last-in, first-out ("LIFO") method of accounting. Non-U.S. inventories are valued at the lower of cost or net realizable value and cost is determined using the first-in, first-out method of accounting. Additionally, inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and net realizable value or estimated market value, as applicable.

The Company records reserves to adjust its U.S. inventory balances to the LIFO method of inventory valuation. In adjusting these reserves throughout the year, the Company estimates its year-end inventory costs and quantities. At December 31 of each year, the reserves are adjusted to reflect actual year-end inventory costs and quantities. Changes in LIFO reserves resulted in pre-tax expense of $5.2 million, $4.7 million and $3.0 million during 2020, 2019 and 2018, respectively.

Management's Discussion and Analysis of Financial Condition and Results of Operations

We estimate our reserves for inventory obsolescence by continuously examining our inventories to determine if there are indicators that carrying values may exceed net realizable value or estimated market value. In assessing the realization of inventory balances, the Company is required to make significant judgements related to estimated future demand for products, estimated future selling prices and the amount of excess inventory on-hand. In addition, the Company takes into account other factors including the age of inventory on-hand and the ultimate sales prices recognized for previously dropped products. While we believe that adequate reserves for inventory obsolescence have been made in the Consolidated Financial Statements, consumer tastes and preferences as well as macroeconomic factors will continue to change and we could experience additional inventory write-downs in the future. It is estimated that a 10% change in our assumptions for excess or obsolete inventory would have affected net earnings by approximately $0.7 million for the year ended December 31, 2020.

The Company has not materially changed the methodology for calculating inventory reserves for the years presented. See Note 10, Inventories, in Part II, Item 8, "Financial Statements," for additional information.

Impairments of Tangible and Intangible Assets
At December 31, 2020 and 2019 Property, plant and equipment of $246.9 million and $277.2 million, respectively, are net of accumulated depreciation of $336.7 million and $318.4 million, respectively. At December 31, 2020 and 2019 intangible assets of $19.0 million and $25.4 million, respectively, are net of accumulated amortization of $26.1 million and $19.0 million, respectively.

Critical Estimate - Impairments of Tangible and Intangible Assets
We review long-lived asset groups, which include long-lived tangible and intangible assets, for impairment when indicators of impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset indicates impairment, the asset is written down to its estimated fair value, which is based on its discounted future cash flows. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

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

The potential impact of the COVID-19 pandemic, our recurring losses and our negative cash flows resulted in the identification of a triggering event requiring impairment testing of our North American asset group in the first quarter of 2020. Our test for recoverability, which utilized a probability-weighted income approach, compared the carrying value of the asset group to the sum of (i) the undiscounted cash flows expected to result from the use of the North American asset group; and (ii) the value of the North American asset group upon its eventual disposition. The results of this testing indicated that, as of March 31, 2020, our North American asset group was not impaired. There were no other triggering events during 2020.

During 2020 and 2019, we recognized $4.9 million and $4.6 million, respectively, of accelerated depreciation, primarily related to the intended closure of our South Gate, California manufacturing facility. There were no material long-lived asset or intangible asset impairment charges in 2018.

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

The Company has not materially changed the methodology for calculating intangible impairments for the years presented. See Note 11, Property, Plant and Equipment; and Note 12, Intangible Assets, in Part II, Item 8, "Financial Statements," for additional information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

U.S. Pension and Postretirement Benefit Costs
At December 31, 2020 and 2019, the Company had combined pension and postretirement liabilities of $63.1 million and $81.3 million, respectively. During the years-end December 31, 2020, 2019 and 2018, we incurred U.S. pension and postretirement benefit costs of $1.1 million, $5.6 million and $7.4 million, respectively. In addition, as a result of the elimination of future life insurance benefits for certain employees, we recorded a curtailment gain of $1.8 million in 2020 in other income.

Critical Estimate - U.S. Pension and Postretirement Benefit Costs
We maintain pension and postretirement plans throughout North America, with the most significant plans located in the U.S. Our defined-benefit pension and postretirement benefit costs are developed from actuarial valuations. These valuations are calculated using a number of assumptions, which represent management’s best estimate of the future assumptions. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets, mortality rates and anticipated inflation in health care costs. These assumptions are generally updated annually.

The discount rate is used to determine retirement plan liabilities and to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA Only Above Median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2020, we assumed a discount rate of 2.50% for the U.S. defined-benefit pension plans and a discount rate of 2.45% for the U.S. postretirement plans. As of December 31, 2019, we assumed a discount rate of 3.25% for the U.S. defined-benefit pension plans and a discount rate of 3.20% for the U.S. postretirement plans. The effects of any change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would be expected to decrease or increase 2021 operating income by approximately $0.2 million.

We manage two U.S. defined-benefit pension plans, a qualified funded plan and a nonqualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based on historical information. These forecasted gross returns are reduced by estimated management fees and expenses. The actual return on plan assets achieved for 2020 was 15.6%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2020 U.S. pension cost was 5.70%. We have assumed a return on plan assets for 2021 of 5.25%. The 2021 expected return on assets was calculated in a manner consistent with 2020. A one-quarter percentage point increase or decrease in the 2021 assumption would be expected to increase or decrease 2021 operating income by approximately $1.0 million.

We use the Society of Actuaries Pri-2012 Generational Mortality Table with MP-2020 projection scales.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains/losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the average expected lifetime of the plan participants, which is approximately twenty-four years for our U.S. pension plans and twelve years for our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

The Company has not materially changed the methodology for calculating pension expense for the years presented. See Note 15, Pension and Other Postretirement Benefit Programs, in Part II, Item 8, "Financial Statements," for additional information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales-related Accruals
At December 31, 2020 and 2019 sales-related accruals for warranty and accommodation claims and sales incentives were $26.1 million and $23.7 million, respectively.

Critical Estimate - Sales-related Accruals
We provide direct customer and end-user warranties for our products and honor approved accommodation claims. Standard warranties cover manufacturing defects that would prevent the product from performing in line with its intended and marketed use. Generally, the terms of these warranties range up to thirty years (limited lifetime) and provide for the repair or replacement of the defective product including limited labor costs. We collect and analyze warranty and accommodation claims data with a focus on the historical amount of claims, the products involved, the amount of time between the warranty claims and the products’ respective sales and the amount of current sales.

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

In addition, we also provide for potential early pay discounts and returns based on historical trends.

The amount of actual experience related to these accruals could differ significantly from the estimated amounts during the year. If this occurs, we adjust our accruals accordingly. We record the costs of these accruals as a reduction of gross sales.

The Company has not materially changed the methodology for calculating sales accruals for the years presented. See Schedule II, Valuation and Qualifying Reserves, in Part IV, for additional information.

Accounting Pronouncements Effective in Future Periods

Information on recently adopted and recently issued accounting standards is included in Note 2, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements."

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

We are subject to interest rate market risk in connection with our Amended ABL Credit Facility.  As of December 31, 2020, our Amended ABL Credit Facility provided variable rate borrowings consisting of a $90.0 million asset-based revolving credit facility. The ABL facility includes a $20.0 million sub-limit for the issuance of letters of credit and a $15.0 million sub-limit for swing loans, net of $5.4 million of letters of credit outstanding at December 31, 2020.  The Amended ABL Credit Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin. An assumed 25 basis point change in interest rates would change interest expense on our Amended ABL Credit Facility by $0.2 million if fully drawn and outstanding for the entire year.

We are subject to additional interest rate market risk in connection with the Term Loan Facility. The Term Loan Facility provides us with a secured term loan credit facility of $70.0 million. Borrowings under the Term Loan Facility bear interest at a rate per annum equal to LIBOR for a three-month interest period. An assumed 25 basis point change in interest rates would change interest expense on the Term Loan Facility by $0.2 million for an entire year.

Counterparty Risk
We only enter into derivative transactions with established counterparties having a credit rating of BBB or better. Counterparty credit default swap levels and credit ratings are monitored on a regular basis in an effort to reduce the risk of counterparty default. All of our derivative transactions with counterparties are governed by master ISDAs with netting arrangements. These agreements can limit our exposure in situations where we have gain and loss positions outstanding with a single counterparty. We neither post nor receive cash collateral with any counterparty for our derivative transactions. These ISDAs do not have credit contingent features; however, a default under our Amended ABL Credit Facility would trigger a default under these agreements.

Exchange Rate Sensitivity
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. AFI enters into foreign currency forward exchange contracts to reduce its remaining exposure. As of December 31, 2020, our major foreign currency exposures are to the Canadian Dollar, the Chinese Renminbi and the Australian Dollar. A 10% strengthening (or weakening) of all currencies against the U.S. dollar compared to December 31, 2020 levels would decrease (or increase) our forecasted 2021 earnings before income taxes by approximately $0.1 million, including the impact of current foreign currency forward exchange contracts.

The table below details our outstanding currency instruments as of December 31, 2020:

(Dollars in millions)	Maturing in 2021	Maturing in 2022	Total
On Balance Sheet Foreign Exchange Related Derivatives
Notional amounts	$26.1	$3.3	$29.4
Liabilities at fair value, net	(1.0)	(0.1)	(1.1)

We are exposed to changes in foreign currency exchange rates against the U.S. dollar when consolidating our foreign entities. Significant fluctuations could impact our financial results.

Item 8. Financial Statements

The following Consolidated Financial Statements are filed as part of this Annual Report on Form 10-K:

Management's Report on Internal Control Over Financial Reporting

Management of Armstrong Flooring, Inc. together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's Consolidated Financial Statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

The Company's internal control over financial reporting includes policies and procedures that:

•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets of the Company;

•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and the directors of the Company; and

•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the Company's Consolidated Financial Statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Management has assessed the effectiveness of its internal control over financial reporting at December 31, 2020 based on the framework established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has determined that the Company’s internal control over financial reporting was effective at December 31, 2020.

The effectiveness of the Company's internal control over financial reporting at December 31, 2020 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2020.

/s/ Michel S. Vermette Michel S. Vermette President and Chief Executive Officer March 1, 2021	/s/ Amy P. Trojanowski Amy P. Trojanowski Senior Vice President and Chief Financial Officer March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong Flooring, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Codification Topic 842, Leases, and the related FASB Accounting Standard Updates.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of North American long-lived tangible and intangible assets

As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived asset groups, which include long-lived tangible and intangible assets, for impairment when indicators of impairment exist, such as operating losses or negative cash flows. The COVID-19 pandemic’s current and expected future impacts, the Company’s recurring losses, and negative cash flows resulted in the identification of a triggering event requiring impairment testing of the North American long-lived tangible and intangible assets (“North American asset group”) in the first quarter of 2020. The Company's test for recoverability, which utilized a probability-weighted income approach, compared the carrying value of the asset group to the sum of i) the undiscounted cash flows expected to result from the use of the North American asset group and ii) the value of the North American asset group upon its eventual disposition.

We identified the evaluation of the North American asset group recoverability test as a critical audit matter. Specifically, subjective and challenging auditor judgment was required to assess the significant assumptions, including:

•revenue growth rates and the Company’s ability to achieve cost-reduction targets, which are affected by expectations about future market or economic conditions and internal cost-reduction initiatives

•the discount rate used in the determination of the value of the North American asset group upon its eventual disposition.

Additionally, the audit effort associated with the evaluation of the recoverability test required specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the impairment analysis process. This included controls related to the determination of the revenue growth rates, the cost-reduction targets, and discount rate. We evaluated the reasonableness of the Company’s revenue growth rates and cost reduction targets by comparing the revenue growth assumptions and cost reduction targets to the Company’s historical results and to industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

Net realizable value of inventory

As discussed in Notes 2 and 10 to the consolidated financial statements, the net inventory balance as of December 31, 2020 was $122.9 million. The Company’s U.S. inventories are valued at the lower of cost or market, and cost is determined using the last-in, first-out ("LIFO") method of accounting. Non-U.S. inventories are valued at the lower of cost or net realizable value, and cost is determined using the first-in, first-out ("FIFO") method of accounting. The Company recently executed product portfolio simplification and inventory optimization initiatives.

We identified the evaluation of the net realizable value of certain inventory in the U.S. as a critical audit matter. Subjective auditor judgment was required in evaluating how the Company’s objectives and strategies affected the net realizable value of certain inventory.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgement to determine the nature and extent of procedures to be performed over the net realizable value of certain inventory. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record inventory at its net realizable value. We evaluated the affect of the Company’s objectives and strategies on the net realizable value of certain inventory by inspecting documentation supporting the product simplification and inventory optimization initiatives. For a selection of certain inventory items, we (1) compared sales prices from recent invoices to the item’s current cost, and (2) assessed whether the cost was greater than its net realizable value considering the product simplification and inventory optimization initiatives. We assessed the sufficiency of audit evidence obtained related to the net realizable value of inventory by evaluating the results of the audit procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015. Philadelphia, Pennsylvania
March 1, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Armstrong Flooring, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 1, 2021 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion

Definition and Limitations of Internal Control Over Financial Reporting

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

March 1, 2021

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$584.8	$626.3	$728.2
Cost of goods sold	501.3	541.0	585.0
Gross profit	83.5	85.3	143.2
Selling, general and administrative expenses	145.2	146.4	160.6
Operating (loss)	(61.7)	(61.1)	(17.4)
Interest expense	7.5	4.4	4.8
Other (income) expense, net	(4.8)	1.8	2.9
(Loss) from continuing operations before income taxes	(64.4)	(67.3)	(25.1)
Income tax (benefit) expense	(0.8)	1.6	(6.0)
(Loss) from continuing operations	(63.6)	(68.9)	(19.1)
Earnings from discontinued operations, net of tax	—	—	9.9
Gain (loss) on disposal of discontinued operations, net of tax	—	10.4	(153.8)
Net earnings (loss) from discontinued operations	—	10.4	(143.9)
Net (loss)	$(63.6)	$(58.5)	$(163.0)

Basic (loss) per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(2.90)	$(2.85)	$(0.73)
Basic earnings (loss) per share of common stock from discontinued operations	—	0.43	(5.54)
Basic (loss) per share of common stock	$(2.90)	$(2.42)	$(6.27)
Diluted (loss) per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(2.90)	$(2.85)	$(0.73)
Diluted earnings (loss) per share of common stock from discontinued operations	—	0.43	(5.54)
Diluted (loss) per share of common stock	$(2.90)	$(2.42)	$(6.27)

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)
(Dollars in millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net (loss)	$(63.6)	$(58.5)	$(163.0)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	7.2	(2.2)	(6.0)
Cash flow hedge adjustments	(0.4)	(1.4)	1.7
Pension and postretirement adjustments	8.6	(9.5)	7.8
Total other comprehensive income (loss)	15.4	(13.1)	3.5
Total comprehensive (loss)	$(48.2)	$(71.6)	$(159.5)

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except par value)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$13.7	$27.1
Accounts and notes receivable, net	43.0	36.1
Inventories, net	122.9	111.6
Prepaid expenses and other current assets	12.9	10.7
Assets held-for-sale	17.8	—
Total current assets	210.3	185.5
Property, plant and equipment, net	246.9	277.2
Operating lease assets	8.5	6.0
Intangible assets, net	19.0	25.4
Deferred income taxes	4.4	5.3
Other noncurrent assets	4.4	2.8
Total assets	$493.5	$502.2
Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$5.5	$—
Current installments of long-term debt	2.9	0.2
Accounts payable and accrued expenses	113.7	104.4
Total current liabilities	122.1	104.6
Long-term debt, net of unamortized debt issuance costs	71.4	42.5
Noncurrent operating lease liabilities	5.8	2.7
Postretirement benefit liabilities	55.6	59.7
Pension benefit liabilities	4.6	16.0
Other long-term liabilities	9.0	6.0
Deferred income taxes	2.4	2.4
Total liabilities	270.9	233.9
Commitments and contingencies
Stockholders' equity:
Common stock with par value $0.0001 per share: 100,000,000 shares authorized; 28,376,662 issued and 21,638,141 outstanding shares as of December 31, 2020 and 28,357,658 issued and 21,519,761 outstanding shares as of December 31, 2019	—	—
Preferred stock with par value $0.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,738,521shares as of December 31, 2020 and 6,837,897 shares as of December 31, 2019	(87.1)	(88.9)
Additional paid-in capital	677.4	676.7
Accumulated deficit	(308.4)	(244.8)
Accumulated other comprehensive (loss)	(59.3)	(74.7)
Total stockholders' equity	222.6	268.3
Total liabilities and stockholders' equity	$493.5	$502.2

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated Deficit)	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2017	25,734,222	$—	2,448,996	$(39.9)	$674.2	$(52.5)	$(31.8)	$550.0
Cumulative effect of adoption of ASC 606 new revenue recognition standard as of January 1	—	—	—	—	—	—	(4.1)	(4.1)
Cumulative effect of adoption on ASU 2018-02 related to tax reform as of January 1	—	—	—	—	—	(12.6)	12.6	—
Net (loss)	—	—	—	—	—	—	(163.0)	(163.0)
Repurchase of common stock	(69,353)	—	69,353	(1.0)	—	—	—	(1.0)
Stock-based employee compensation, net	167,324	—	(66,184)	1.2	4.4	—	—	5.6
Other comprehensive income	—	—	—	—	—	3.5	—	3.5
December 31, 2018	25,832,193	$—	2,452,165	(39.7)	678.6	(61.6)	(186.3)	391.0
Net (loss)	—	—	—	—	—	—	(58.5)	(58.5)
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.4)	—	—	—	(51.4)
Stock-based employee compensation, net	192,072	—	(118,772)	2.2	(1.9)	—	—	0.3
Other comprehensive (loss)	—	—	—	—	—	(13.1)	—	(13.1)
December 31, 2019	21,519,761	$—	6,837,897	(88.9)	676.7	(74.7)	(244.8)	268.3
Net (loss)	—	—	—	—	—	—	(63.6)	(63.6)
Stock-based employee compensation, net	118,380	—	(99,376)	1.8	0.7	—	—	2.5
Other comprehensive income	—	—	—	—	—	15.4	—	15.4
December 31, 2020	21,638,141	$—	6,738,521	$(87.1)	$677.4	$(59.3)	$(308.4)	$222.6

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss)	$(63.6)	$(58.5)	$(163.0)
Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	47.8	50.7	55.1
(Gain) loss on disposal of discontinued operations	—	(10.4)	153.8
Inventory write down	—	13.6	—
Deferred income taxes	(1.6)	1.1	2.4
Stock-based compensation	2.7	1.2	5.4
Gains from postretirement plan changes	(2.9)	—	—
U.S. pension expense	3.8	5.6	6.8
Write off of debt financing costs	—	0.8	0.6
Other non-cash adjustments, net	0.3	0.2	(0.8)
Changes in operating assets and liabilities:
Receivables	(2.7)	2.9	16.3
Inventories	(9.7)	14.1	(39.4)
Accounts payable and accrued expenses	5.0	(26.0)	16.8
Income taxes payable and receivable	0.9	(0.5)	2.8
Other assets and liabilities	(8.2)	(0.8)	5.7
Net cash (used for) provided by operating activities	(28.2)	(6.0)	62.5
Cash flows from investing activities:
Purchases of property, plant and equipment	(22.8)	(28.9)	(35.3)
Proceeds from the sale of assets	1.7	1.4	5.7
Net (payments) proceeds related to sale of discontinued operations	—	(1.9)	90.2
Net cash (used for) provided by investing activities	(21.1)	(29.4)	60.6
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	58.2	47.2	82.0
Payments on revolving credit facility and other short-term debt	(85.1)	(30.0)	(142.0)
Issuance of long-term debt	70.0	—	75.0
Payments of long-term debt	(0.3)	(75.3)	—
Financing costs	(7.7)	(0.8)	(0.7)
Payments on capital lease	—	—	(0.2)
Purchases of treasury stock	—	(51.4)	(1.0)
Proceeds from exercised stock options	—	0.1	0.8
Value of shares withheld related to employee tax withholding	(0.1)	(0.9)	(0.6)
Net cash provided by (used for) financing activities	35.0	(111.1)	13.3
Effect of exchange rate changes on cash and cash equivalents	0.9	(0.2)	(1.6)
Net (decrease) increase in cash and cash equivalents	(13.4)	(146.7)	134.8
Cash and cash equivalents at beginning of year	27.1	173.8	39.0
Cash and cash equivalents at end of year	$13.7	$27.1	$173.8
Cash and cash equivalents at end of year of continuing operations	$13.7	$27.1	$173.8

Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$5.9	$5.6	$8.5
Interest paid	6.2	3.1	3.4
Income taxes (refunded) paid, net	0.1	1.0	(1.4)

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Business
Armstrong Flooring, Inc. ("AFI" or the "Company") is a leading global producer of resilient flooring products for use primarily in the construction and renovation of residential, commercial and institutional buildings. AFI designs, manufactures, sources and sells resilient flooring products in North America and the Pacific Rim. When we refer to "we," "our," and "us" in this report, we are referring to Armstrong Flooring, Inc., a Delaware corporation, and its consolidated subsidiaries.

Separation
On April 1, 2016, we became an independent company as a result of the separation by Armstrong World Industries, Inc. ("AWI"), a Pennsylvania corporation, of its Resilient Flooring and Wood Flooring segments from its Building Products segment (the "Separation"). The Separation was affected by allocating the assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segments to AFI and then distributing the common stock of AFI to AWI’s shareholders (the "Distribution"). The Separation and Distribution (together, the "Spin-off") resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business.

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

On December 31, 2020 we notified AWI of our intention to terminate the Campus Lease Agreement effective June 30, 2021.
Discontinued Operations
On November 14, 2018, AFI entered into a Stock Purchase Agreement with Tarzan Holdco, Inc. ("TZI"), a Delaware corporation and an affiliate of American Industrial Partners ("AIP"), to sell its North American wood flooring business. On December 31, 2018, AIP completed the purchase of all of the issued and outstanding shares of Armstrong Wood Products, Inc., a Delaware corporation, including its direct and indirect wholly owned subsidiaries. See Note 7, Discontinued Operations, for additional information.

COVID
The COVID-19 pandemic has significantly impacted our business and resulted in lower than expected revenue in 2020. In response, we have implemented several cost reduction initiatives including reduced capital spending, implementing a furlough of certain salaried employees and reduced employee benefits for a portion of the year. We are also pursuing a plan expected to monetize non-core assets. The ultimate duration and impact of the pandemic on our future results is unknown. We have incurred net losses for the past several years and negative cash flows from operations beginning in 2019. The pandemic’s impacts, our recurring losses and our negative cash flows resulted in the identification of a triggering event requiring impairment testing of our North American asset group in the first quarter of 2020, the results of which indicated no impairment. There were no significant inventory write-down or significant incremental accounts receivable reserves recorded in 2020. Such charges are possible in the future, which could have a material adverse effect on our future results.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The Consolidated Financial Statements and accompanying data in this report include the accounts of AFI and its subsidiaries. Intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

Use of Estimates
We prepare our financial statements in conformity with U.S. generally accepted accounting principles ("U.S. GAAP"), which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. When preparing an estimate, management determines the amount based upon the consideration of relevant internal and external information. Actual results may differ from these estimates.

Revenue Recognition
We recognize revenue when control of the promised goods is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods.

Our primary performance obligation to our customers is the delivery of flooring products pursuant to purchase orders. Control of the products we sell generally transfers to our customers at the point in time when the goods are shipped. Our standard sales terms are primarily free-on-board shipping point. Our typical payment terms are 30 days and our sales arrangements do not contain any significant financing component for our customers. Our customer arrangements do not generate contract assets or liabilities that are material to the Consolidated Financial Statements.

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

Costs to obtain a contract are capitalized and amortized over the life of the related contract when the incremental costs directly relate to a specific contract, generates or enhances resources of the company that will be used to satisfy performance of the terms of the contract and the cost are expected to be recovered from the customer. During the fourth quarter of 2020 we capitalized $1.1 million of costs to obtain a contract, related to a single new arrangement, which will be amortized over the three year contractual agreement.

We disaggregate revenue based on customer geography as this category represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors. See Note 3, Nature of Operations, to the Consolidated Financial Statements for our revenues disaggregated by geography.

Warranties - We provide our customers with a product warranty that provides assurance that the products we sell meet standard specifications and are free of defects. We maintain a reserve for claims and related costs based on historical experience and periodically adjusts these provisions to reflect actual experience. See Note 9, Accounts and Notes Receivable, to the Consolidated Financial Statements for additional information.

Sales Incentives - Sales incentives to customers are reflected as a reduction of net sales.

Shipping and Handling Costs - We treat shipping and handling that occurs after customers obtain control of the products as a fulfillment activity and not as a promised service. Shipping and handling costs are reflected as a component of cost of goods sold.

Taxes - Taxes collected from customers and remitted to governmental authorities are reported on a net basis.

Advertising Costs
We recognize advertising expenses as they are incurred.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Pension and Postretirement Benefits
We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. The cost of plan amendments that provide for benefits already earned by plan participants is amortized over the expected future working lifetime or the life expectancy of plan participants. A market-related value of plan assets methodology is utilized in the calculation of expected return on assets. The methodology recognizes gains and losses on long duration bonds immediately, while gains and losses on other assets are recognized in the calculation over a five-year period. We use a December 31 measurement date for our pension and postretirement benefit plans. See Note 15, Pension and Other Postretirement Benefit Programs, to the Consolidated Financial Statements for additional information.

Taxes
The provision for income taxes has been determined using the asset and liability approach of accounting for income taxes to reflect the expected future tax consequences of events recognized in the Consolidated Financial Statements. Deferred income tax assets and liabilities are recognized by applying enacted tax rates to temporary differences that exist as of the balance sheet date which result from differences in the timing of reported taxable income between tax and financial reporting.

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

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

See Note 6, Income Taxes, to the Consolidated Financial Statements for additional information.

Earnings Per Share
Basic earnings per share is computed by dividing the earnings attributable to common shares by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of stock-based awards that have vested but not yet been issued during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings. See Note 8, Earnings Per Share of Common Stock, to the Consolidated Financial Statements for additional information.

Cash and Cash Equivalents
Cash and cash equivalents include cash on hand and short-term investments that have maturities of three months or less when purchased. The Company has no restricted cash.

Receivables
We sell the vast majority of our products to select, pre-approved customers using customary trade terms that allow for payment in the future. Customer trade receivables and miscellaneous receivables, net of allowances for current expected credit losses, customer credits and warranties are reported in accounts and notes receivable on a net basis. Cash flows from the collection of receivables are classified as operating cash flows on the Consolidated Statements of Cash Flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

We establish credit-worthiness prior to extending credit. We estimate the net of allowances for current expected credit losses of receivables each period. This estimate is based upon the current and forecasted economic conditions as well as an analysis of prior credit losses by receivable type. Account balances are charged off against the allowance when the potential for recovery is considered remote. We do not have any off-balance-sheet credit exposure related to our customers.

See Note 9, Accounts and Notes Receivable, to the Consolidated Financial Statements for additional information.

Inventories
U.S. inventories are valued at the lower of cost or market and cost is determined using the last-in, first-out ("LIFO") method of accounting. Non-U.S. inventories are valued at the lower of cost or net realizable value and cost is determined using the first-in, first-out ("FIFO") method of accounting. Additionally, inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its net realizable value or estimated market value, as applicable. See Note 10, Inventories, to the Consolidated Financial Statements for additional information.

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

See Note 11, Property, Plant and Equipment, to the Consolidated Financial Statements for additional information.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Our long-lived intangible assets are primarily contractual arrangements (amortized over 5 years), which includes non-compete agreements, and intellectual property (amortized over 2 to 15 years), which includes developed technology and patents. We review long-lived intangible assets for impairment if indicators of potential impairment exist, such as operating losses and/or negative cash flows. If an evaluation of the undiscounted future cash flows generated by the asset group indicates impairment, the asset group is written down to its estimated fair value, which is based on its discounted future cash flows. The principal assumption used in these impairment tests is future cash flows, which are derived from those used in our operating plan and strategic planning processes.

See Note 12, Intangible Assets, to the Consolidated Financial Statements for additional information.
Foreign Currency Transactions
For our subsidiaries with non-U.S. dollar functional currency, assets and liabilities are translated at period-end exchange rates. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of accumulated other comprehensive (loss) ("AOCI") within equity. Gains or losses on foreign currency transactions are recognized through net income (loss).

Stock-Based Employee Compensation
We issue stock-based compensation to certain employees and non-employee directors in different forms, including various types of performance-based share compensation including performance-based stock awards ("PSAs"), performance-based stock units ("PSUs"), performance-based restricted stock units ("PBRSUs"); and restricted stock units ("RSUs"). We record stock-based compensation expense based on an estimated grant-date fair value. The expense is reflected as a component of selling, general and administrative (“SG&A”) expenses on our Consolidated Statements of Operations. Stock-based compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized on a straight-line basis over the vesting period for the entire award. See Note 4, Stock-based Compensation, to the Consolidated Financial Statements for additional information.

Leases
We lease certain real estate (warehouse and office space), vehicles and equipment. For leases with an initial term of one year or less we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with an initial term of one year or more are recorded on the balance sheet. We consider all payments fixed unless there is a material impact to the balance sheet at any given time during the lease period.

We determine if a contract is a lease at inception. Operating leases are included in operating lease assets, accounts payable and accrued expenses and noncurrent operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, current installments of long-term debt and long-term debt in our consolidated balance sheets.

Right-of-use ("ROU") assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. We update these rates annually. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain with a compelling economic reason that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

See Note 5, Leases, to the Consolidated Financial Statements for additional information.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Recently Adopted Accounting Standards
On January 1, 2020, we adopted Accounting Standards Update ("ASU") 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. The most notable impact of this ASU related to our processes around the assessment of the adequacy of our allowance for doubtful accounts on trade account receivables. We adopted using the modified retrospective transition method. The adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.

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

On January 1, 2019, we adopted ASU 2016-02, "Leases." The guidance, and subsequent amendments issued, requires a lessee to recognize the assets and liabilities that arise from a lease agreement. Specifically, this new guidance requires lessees to recognize a liability to make lease payments and a ROU asset representing its right to use the underlying asset for the lease term, with limited exceptions. Adoption of the new standard resulted in the recording of lease assets and lease liabilities of $9.2 million as of January 1, 2019 and the adoption is not expected to have a significant impact on the Company's Consolidated Financial Statements.

On January 1, 2018, we adopted ASU 2014-09, "Revenue from Contracts with Customers" and all the related amendments. The impact of the standard is limited to our accounting for warranties and returns. We adopted the standard using the modified retrospective transition method and we recorded a cumulative catch up adjustment as of January 1, 2018 to increase accumulated deficit in the amount of $4.1 million, increase prepaid expenses and other current assets by $0.4 million and decrease accounts receivable, net by $4.5 million. The adoption of the standard did not have a material impact on our results of operations or cash flows, but did result in new disclosures.

Recently Issued Accounting Standards
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" This new standard eliminates certain exceptions in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, guidance on accounting for franchise taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. This standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020. We will adopt ASU 2019-12 as of January 1, 2021 and the adoption is not expected to have a significant impact on our consolidated financial statements.

Subsequent Events
We have evaluated all activity of the Company and concluded that subsequent events are properly reflected in the Company's Consolidated Financial Statements and Notes as required by U.S. GAAP. See Note 20, Subsequent Events, to the Consolidated Financial Statements for additional information.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 3. NATURE OF OPERATIONS
Geographic Areas

The net sales in the table below are allocated to geographic areas based upon the location of the customer.

	Year Ended December 31,
	2020	2019	2018
Net sales
United States	$451.6	$474.4	$563.4
China	66.5	68.4	68.7
Canada	30.1	37.9	49.2
Australia	24.9	28.0	30.2
Other	11.7	17.6	16.7
Total	$584.8	$626.3	$728.2

The long-lived assets in the table below include property, plant and equipment, net. Long-lived assets by geographic area are reported by location of the operations to which the asset is attributed.

	December 31, 2020	December 31, 2019
United States	$160.4	$192.3
China	73.5	72.7
Australia	13.0	12.2
Total	$246.9	$277.2

Information about Major Customers
In both 2020 and 2019, net sales to one customer exceeded 10% of our total net sales. Total net sales to this customer were $111.6 million and $124.4 million in 2020 and 2019, respectively. We monitor the creditworthiness of our customers and generally do not require collateral.

NOTE 4. STOCK-BASED COMPENSATION
In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (the "2016 LTI Plan") and the Armstrong Flooring, Inc. 2016 Directors' Stock Unit Plan (the "2016 Directors' Plan"), which collectively comprised a new compensation program that allows for the grant of stock-based compensation awards to certain employees and non-employee directors of AFI different forms of benefits, including performance-based awards and RSUs. On June 2, 2017, our stockholders approved an amendment and restatement of the 2016 LTI Plan. Under the 2016 LTI Plan, as amended, our Board of Directors (the "Board") has authorized up to 7,600,000 shares of common stock for issuance. Our Board authorized up to 600,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan. As of December 31, 2020, 1,185,860 shares and 17,101 shares were available for future grants under the 2016 LTI Plan and the 2016 Directors' Plan, respectively.

Prior to the Spin-off, AWI issued stock-based compensation awards to employees and directors that became employees or directors of AFI. In connection with the Spin-off, these awards were converted into new AFI equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off. The modification did not result in a change to the value of the awards. The terms and conditions of the AWI awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion. At December 31, 2020 only stock option awards remained outstanding related to AWI issued stock-based compensation awards.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Stock-based compensation expense
Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period and is recorded as a component of SG&A. Total stock-based compensation expense included in the Consolidated Statements of Operations and the related tax effects are presented in the table below:

	Year Ended December 31,
	2020	2019	2018
Stock-based compensation expense	$2.7	$1.2	$4.7
Income tax benefit	—	—	1.1

To the extent that the vesting-date fair value of an award is greater than the grant-date fair value, the excess tax benefit is recorded as an income tax benefit in the Consolidated Statements of Operations. For the years ended December 31, 2020, 2019 and 2018 the income tax expense was $0.3 million, $0.1 million and $0.1 million, respectively, related to vested stock-based compensation awards.

As of December 31, 2020, $4.1 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.8 years.

Performance-based stock compensation
The Company grants PSAs, PSUs and PBRSUs to key executive employees and certain management employees of AFI under the 2016 LTI Plan. These awards represent units of restricted Company common stock that vest based on the achievement of certain performance or market conditions.

PSAs and PSUs - The performance condition for 75% of the awards is based on earnings before interest, taxes, depreciation and amortization. The performance condition for the remaining 25% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. PSAs issued to key executive employees are also indexed to the achievement of specified levels of absolute total shareholder return and the fair value was measured using a Monte-Carlo simulation on the date of grant. For PSUs that are not indexed to the achievement of specified levels of absolute total shareholder return, the fair value was measured using our stock price on the date of grant. If the performance conditions are met, the awards vest at the conclusion of the performance period, which is generally at the end of the third fiscal year following the date of grant. We did not issue any PSAs during 2020, 2019 or 2018 and did not issue any PSUs during 2020. Details of PSUs issued during 2019 and 2018 are as follows:

	2019	2018
Issued (in thousands)	200.9	354.7
Weighted-average grant date fair value	$13.25	$13.97

PBRSUs - The Company issued 691,130 PBRSUs to key executive employees and certain management employees on March 24, 2020. The market condition is based on price targets for the Company's common stock at a future date. Price targets are achieved if the average closing sale stock price of one share of Company Stock, over the 20 trading days following the date of the 2022 year-end earnings release, equals or surpasses the price targets. The number of shares earned is based upon the achievement of four stock price hurdles: $6.00, $7.50, $9.00 and $10.50. Following the first price target achievement, 50% of the overall performance units are earned. With each of the next three Price Target Achievements, an additional 25% of the overall performance units are earned. Payout percentages will be linearly interpolated for stock price performance between the hurdles. The Monte-Carlo valuation provided a weighted average fair value of $0.90 per share for the grant-date fair value.

The Company issued 371,430 PBRSUs to the CEO on September 11, 2019. The market condition is based on price targets for the Company's common stock at a future date. The number of shares earned is based upon the achievement of five stock price hurdles over the period from September 11, 2019 through September 11, 2024. The five per share stock price hurdles are $10.50, $12.25, $14.00, $15.75 and $17.50. A Monte-Carlo valuation was performed to simulate possible future stock prices for AFI over the time remaining period of the award. The Monte-Carlo valuation provided a fair value for each of the five per share stock price hurdles discussed above, respectively: $5.93, $5.28, $4.70, $4.20 and $3.75 (weighted average value of $4.77); and provided derived service periods of 3 years for the first two hurdles and 4 years for the remaining three hurdles.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes the Monte-Carlo inputs and grant-date fair value price used for PBRSU issuances.

	March 24, 2020	September 11, 2019
Grant-date stock price (AFI closing stock price on date of grant)	$2.18	$7.43
Assumptions
Risk-free rate of return	0.44%	1.59%
Expected volatility	66.29%	41.45%
Expected dividend yield	—	—

The risk-free rate of return was determined based on the implied yield available on zero-coupon U.S. Treasury bills at the time of grant with a remaining term equal the expected term of the award. The expected volatility was based on a weighted average of the volatility of AFI and (or) the average volatility of our compensation peer group's volatility. The expected dividend yield was assumed to be zero because, at the time of the grant, we had no plans to declare a dividend.

The table below summarizes activity related to the PSAs, PSUs and PBRSUs.

	PSAs, PSUs and PBRSUs
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested as of December 31, 2019	868.3	$10.53
Granted	691.1	0.90
Vested	—	—
Cancelled	(211.7)	16.54
Forfeited	(90.3)	4.15
Non-vested as of December 31, 2020	1,257.4	4.69

The table above contains 4,174 PSUs as of December 31, 2019 which are accounted for as liability awards as they may be settled in cash. These relate to employees in certain international jurisdictions which have prohibitions related to stock settled awards. PSAs with a measurement period that ended on December 31, 2019 resulted in no shares being issued during 2020. PSUs with a measurement period that ended on December 31, 2020 will result in no shares being issued during 2021.

Restricted Stock Awards

RSUs - RSUs were granted to key executive employees and certain management employees of AFI. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the service period. There are no performance or market conditions associated with these awards. For awards issued prior to 2020, vesting generally occurs with one third of the awards vesting at the end of one, two and three years from the date of grant. In 2020, most newly issued RSUs cliff vest three years from the date of grant. The fair value of RSUs was measured using our stock price on the date of grant. Details of RSUs issued during 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Issued (in thousands)	165.0	622.8	308.3
Weighted-average grant date fair value	4.36	7.39	16.12

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The table below summarizes activity related to RSUs. The non-employee director activity is not reflected in the RSU activity below:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested as of December 31, 2019	670.8	$8.28
Granted	165.0	4.36
Vested	(131.6)	11.40
Forfeited	(65.9)	6.95
Non-vested as of December 31, 2020	638.3	6.71

The table above contains 8,334 and 14,118 RSUs as of December 31, 2020 and 2019, respectively, which are accounted for as liability awards as they may be settled in cash. These relate to employees in certain international jurisdictions which have prohibitions related to stock settled awards.

Director Awards - RSUs were granted to our non-employee directors under the 2016 Directors' Plan. These awards generally have a vesting period of one year and any dividends paid prior to vesting are forfeitable if the award does not vest. The awards are generally payable six months following the director’s separation from service on the Board. The fair value of non-employee director RSUs was measured using our stock price on the date of grant. Details of Director awarded RSUs issued during 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Issued (in thousands)	171.2	57.0	67.3
Weighted-average grant date fair value	3.83	$11.05	$13.30

The following table summarizes activity related to the non-employee director RSUs.

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Vested and not yet delivered as of December 31, 2019	260.3	$13.07
Granted	171.2	3.83
Distributed	(19.0)	11.05
Outstanding as of December 31, 2020	412.5	9.32

Stock Options

There was no activity related to stock options during 2020. The following table summarizes information about AFI's stock options:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding (and exercisable) as of December 31, 2019	442.1	$12.85	2.7	$—
Outstanding (and exercisable) as of December 31, 2020	442.1	12.85	1.7	—

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Remaining stock options expire between 2021 and 2024. When stock options are exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives.

The following table presents information related to stock option exercises:

	Year Ended December 31,
	2020	2019
Total intrinsic value of stock options exercised	$—	$—
Cash proceeds received from stock options exercised	—	0.1

NOTE 5. LEASES
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

The following table summarizes components of lease expense:

	Year Ended
	December 31, 2020	December 31, 2019
Finance lease cost	$0.3	$0.3
Operating lease cost	4.4	4.1
Short-term lease cost	1.0	1.4
Sublease income	(0.1)	(1.4)
Total lease cost	$5.6	$4.4

The following table summarizes supplemental balance sheet information related to leases:

Lease Category	Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease assets	$8.5	$6.0
Finance lease assets	Property, plant and equipment, net	1.0	0.6
Total lease assets		$9.5	$6.6
Liabilities
Current
Operating lease liabilities	Accounts payable and accrued expenses	$2.7	$3.3
Finance lease liabilities	Current installments of long-term debt	0.3	0.2
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	5.8	2.7
Finance lease liabilities	Long-term debt, net of unamortized debt issuance costs	0.7	0.3
Total lease liabilities		$9.5	$6.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes supplemental cash flow information related to leases:

	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.4	$4.1
Financing cash flows from finance leases	0.3	0.3
Non-cash lease liability activity (a):
Lease assets obtained in exchange for new operating lease liabilities	6.9	10.1
Lease assets obtained in exchange for new finance lease liabilities	0.7	0.9
(a) 2019 includes leased assets of $9.2 million that were recorded on January 1, 2019 upon adoption of the new leasing standard.

The following table summarized weighted average remaining lease term and weighted average discount rate:

December 31, 2020
Weighted average remaining lease term - Operating leases (in years)	4.1
Weighted average remaining lease term - Finance leases (in years)	3.0
Weighted average discount rate - Operating leases (%)	9.5%
Weighted average discount rate - Finances leases (%)	7.1%

The following table provides future minimum payments at December 31, 2020, by year and in the aggregate, for leases having non-cancelable lease terms in excess of one year:

	Operating Leases	Finance Leases
2021	$3.1	$0.4
2022	1.9	0.3
2023	1.7	0.2
2024	1.6	0.1
2025	1.2	—
Thereafter	0.9	—
Total lease payments	10.4	1.0
Less: Unamortized interest	1.9	—
Total	$8.5	$1.0

As of December 31, 2020, we have additional operating leases for our new headquarters and tech center, that have not yet commenced with an estimated initial ROU asset of $11.6 million. These operating leases are expected to commence during first-half fiscal year 2021 with lease terms of 10 years.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 6. INCOME TAXES
The following table presents loss from continuing operations before income taxes for U.S. and international operations based on the location of the entity to which such earnings are attributable:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(65.5)	$(65.6)	$(28.1)
Foreign	1.1	(1.7)	3.0
Total	$(64.4)	$(67.3)	$(25.1)

The following table presents the components of the income tax (benefit) expense:

	Year Ended December 31,
	2020	2019	2018
Current
Federal	$0.2	$0.3	$0.3
Foreign	0.7	0.4	0.6
State and local	0.1	0.1	0.2
Subtotal	1.0	0.8	1.1
Deferred
Federal	(2.5)	0.1	(4.6)
Foreign	1.1	0.6	(2.5)
State and local	(0.4)	0.1	—
Subtotal	(1.8)	0.8	(7.1)
Total	$(0.8)	$1.6	$(6.0)

As of December 31, 2020, we reviewed our position with regard to foreign unremitted earnings and determined that unremitted earnings would continue to be permanently reinvested. Accordingly, we have not recorded foreign withholding taxes on approximately $15.3 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because we currently plan to keep these amounts permanently invested overseas. It is not practicable to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the differences between our income tax benefit at the U.S. federal statutory income tax rate and our effective income tax rate:

	Year Ended December 31,
	2020	2019	2018
Continuing operations tax at statutory rate	$(13.5)	$(14.1)	$(5.3)
Increase in valuation allowances on deferred federal income tax assets	10.4	14.3	0.2
Increase in valuation allowances on deferred state income tax assets	2.6	2.1	0.7
State income tax benefit, net of federal benefit	(2.7)	(1.8)	(0.6)
Tax on foreign and foreign-source income	0.5	1.2	1.1
Permanent book/tax differences	0.6	1.1	1.7
Increase (decrease) in valuation allowances on deferred foreign income tax assets	1.3	0.1	(3.4)
Impact of Tax Cuts and Jobs Act	—	—	0.1
Other	—	(1.3)	(0.5)
Total	$(0.8)	$1.6	$(6.0)

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction and foreign source income to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit or loss before tax generated for the years 2018 through 2020, as well as future reversals of existing taxable temporary differences and projections of future profit before tax and foreign source income.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2020	December 31, 2019
Deferred income tax assets (liabilities)
Postretirement and postemployment benefits	$15.8	$17.5
Net operating losses	38.1	25.1
Accrued expenses	5.0	4.2
Deferred compensation	3.2	2.6
Customer claims reserves	4.3	4.2
Goodwill	2.1	2.2
Pension benefit liabilities	0.3	3.5
Tax credit carryforwards	2.5	3.4
Intangibles	3.8	2.8
163(j) Disqualified Interest	2.3	0.6
Other	2.4	2.0
Total deferred income tax assets	79.8	68.1
Valuation allowances	(48.5)	(35.8)
Net deferred income tax assets	31.3	32.3
Accumulated depreciation	(20.7)	(20.6)
Inventories	(6.1)	(6.7)
Other	(2.5)	(2.1)
Total deferred income tax liabilities	(29.3)	(29.4)
Net deferred income tax assets	$2.0	$2.9
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—noncurrent	$4.4	$5.3
Deferred income tax liabilities—noncurrent	(2.4)	(2.4)
Net deferred income tax assets	$2.0	$2.9

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability and foreign source income, the duration of statutory carryforward periods and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

The following table presents the components of our valuation allowance against deferred income tax assets:

	Year Ended December 31,
	2020	2019
Federal	$33.1	$20.3
State	8.0	5.4
Foreign	7.4	10.1
Total	$48.5	$35.8

The valuation allowances offset federal, state and foreign deferred tax assets, credits and operating loss carryforwards.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following is a summary of our NOL carryforwards:

	Year Ended December 31,
	2020	2019
Federal	$124.1	$54.7
State	103.0	56.7
Foreign	28.1	42.0

As of December 31, 2020, $74.0 million of state NOL carryforwards expire between 2021 and 2040; and $28.1 million foreign NOL carryforwards expire between 2021 and 2025. The remainder are available for carryforward indefinitely.

We estimate we will need to generate future taxable income of approximately $209.0 million for state income tax purposes during the respective realization periods (ranging from 2021 to 2040) in order to fully realize the net deferred income tax assets discussed above.

We have $1.3 million of unrecognized tax benefits ("UTBs") as of December 31, 2020. Of this amount, $0.1 million, net of federal benefit, if recognized in future periods, would impact the reported effective tax rate.

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

The following table presents a reconciliation of the total amounts of UTBs, excluding interest and penalties:

	2020	2019	2018
Unrecognized tax benefits as of January 1	$0.7	$1.6	$4.8
Gross change for current year positions	—	—	0.2
Increase for prior period positions	0.7	—	—
(Decreases) for prior period positions	—	(0.9)	(3.4)
Decrease due to statute expirations	(0.1)	—	—
Unrecognized tax benefits balance as of December 31	$1.3	$0.7	$1.6

The 2018 decrease related to prior period positions includes $3.1 million related to discontinued operations.

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, China and the U.S. Generally, we have open tax years subject to tax audit on average of between three years and six years. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2014. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. The tax years 2014 through 2019 are subject to future potential tax adjustments.

The following table details amounts related to certain other taxes:

	Year Ended December 31,
	2020	2019	2018
Payroll taxes	$9.8	$10.0	$11.7
Property and franchise taxes	3.0	3.2	2.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 7. DISCONTINUED OPERATIONS
In November 2018, we entered into a definitive agreement to sell our wood business to TZI, an affiliate of AIP. The sale was completed in December 2018. The proceeds from the sale were $90.2 million, net of closing costs, transaction fees and taxes. The transaction was subject to a customary post-closing working capital adjustment process which resulted in a $1.9 million payment to TZI in the third quarter of 2019.
On December 31, 2018, in connection with the sale of our wood business, TZI and AFI entered into agreements related to transition services, intellectual property and subleases.
Pursuant to the transition service agreement AFI provided transitional services in areas including human resources, customer service, operations, finance and IT. In consideration for the services, TZI paid AFI $11.9 million of net fees that varied based on the scope of services provided, plus a $3.0 million administrative fee, which are reflected as a reduction of SG&A expense during year-ended December 31, 2019 and $0.5 million of net fees during year-ended December 31, 2020. TZI reimbursed AFI for AFI’s out-of-pocket costs and expenses in connection with providing the services.
Pursuant to the intellectual property agreement, AFI provided TZI a non-exclusive, royalty-free, non-sublicensable, non-assignable license in and to certain trademarks.
Under the sublease agreements TZI leased certain premises located at the AFI campus through March 30, 2021 with the option to terminate the sublease any time after six months from the effective date of the sublease with 30-days' prior notice. TZI terminated the lease in 2019 and paid a termination fee of $2.5 million. Sublease income received during year-ended December 31, 2019 prior to the termination totaled $1.4 million.
As a part of the transition service agreement, we facilitated sales into Canada for TZI during year-ended December 31, 2019 through our Canadian subsidiary as an agent.
The financial results of the wood business have been classified as discontinued operations for all periods presented. The Consolidated Statements of Cash Flows does not separately report the cash flows of the discontinued operation.
The following is a summary of the operating results of the wood business, which are included in discontinued operations. These results exclude overhead allocations.

Year Ended December 31,
2018
Net Sales	$387.0
Cost of goods sold	330.7
Gross profit	56.3
Selling, general and administrative expenses	36.6
Operating earnings	19.7
Income tax expense	9.8
Net earnings from discontinued operations	$9.9
The following is selected financial information included on the Consolidated Statements of Cash Flows attributable to the wood business:

Year Ended December 31,
2018
Depreciation and Amortization	$10.3
Capital Expenditures	(8.0)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following is a summary of the results related to the net gain (loss) on disposal of wood business which is included in discontinued operations:

	Year Ended December 31,
	2019	2018
Gain (loss) on disposal of discontinued operations before income tax	$10.4	$(153.8)
Income tax expense	—	0
Net gain (loss) on disposal of discontinued operations	$10.4	$(153.8)

During the second quarter of 2019, we reached a resolution in our antidumping case resulting in a reversal of a previously recognized liability of $11.4 million, which was reflected in gain on disposal of discontinued operations.

NOTE 8. EARNINGS PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Year Ended December 31,
	2020	2019	2018
(Loss) from continuing operations	$(63.6)	$(68.9)	$(19.1)
Earnings (loss) from discontinued operations, net of tax	—	10.4	(143.9)
Net (loss)	$(63.6)	$(58.5)	$(163.0)

Weighted average number of common shares outstanding	21,583,041	23,597,877	25,780,214
Weighted average number of vested shares not yet issued	345,513	518,460	188,195
Weighted average number of common shares outstanding - Basic	21,928,554	24,116,337	25,968,409
Dilutive stock-based compensation awards outstanding	—	—	—
Weighted average number of common shares outstanding - Diluted	21,928,554	24,116,337	25,968,409

(Loss) per share of common stock from continuing operations:
Basic (loss) per share of common stock from continuing operations	$(2.90)	$(2.85)	$(0.73)
Diluted (loss) per share of common stock from continuing operations	$(2.90)	$(2.85)	$(0.73)
The diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive for those calculations.

Performance-based employee compensation awards are considered potentially dilutive in the periods in which the performance conditions are met.

The following awards were excluded from the computation of diluted (loss) earnings per share:

	Year Ended December 31,
	2020	2019	2018
Potentially dilutive common shares excluded from diluted computation as inclusion would be anti-dilutive	982,133	611,399	474,910
Performance-based awards excluded from diluted computation, as performance conditions not met	142,817	343,505	862,256

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 9. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and notes receivables, net of allowances:

	December 31, 2020	December 31, 2019
Customer trade accounts receivable	$52.4	$47.1
Miscellaneous receivables (a)	9.0	7.2
Less: allowance for product warranties, discounts and losses	(18.4)	(18.2)
Total	$43.0	$36.1
(a) Miscellaneous receivables primarily relates to insurance receivables, the current portion of a distributor note receivable and tax claim receivables not included in Customer trade accounts receivable
On January 1, 2020 we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." The guidance requires immediate recognition of estimated credit losses that are expected to occur over the remaining life of many financial assets. Generally, we sell our products to select, pre-approved customers whose businesses are affected by changes in economic and market conditions. We consider these factors and the financial condition of each customer when establishing our allowance for expected credit losses. We adopted this ASU using the modified retrospective transition method. The adoption of the standard did not have a material impact on our results of operations or cash flows.
Allowance for product claims represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through a credit against accounts receivable from the distributor to AFI.

The following table summarizes the activity for the allowance for product claims:

	Year Ended December 31,
	2020	2019
Balance as of January 1	$(9.0)	$(6.4)
Reductions for payments	7.5	6.8
Current year claim accruals	(8.8)	(9.4)
Balance as of December 31	$(10.3)	$(9.0)

NOTE 10. INVENTORIES
The following table presents details related to inventories, net:

	December 31, 2020	December 31, 2019
Finished goods	$94.0	$87.1
Goods in process	5.7	4.5
Raw materials and supplies	23.2	20.0
Total	$122.9	$111.6

Inventories valued on a LIFO basis	$93.2	$84.6
Inventories valued on FIFO or other basis	29.7	27.0
Total	$122.9	$111.6

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Inventory values were lower than would have been reported on a total FIFO basis by $5.2 million and $4.7 million as of December 31, 2020 and 2019, respectively.

Reserves for inventory obsolescence amounted to $7.0 million and $6.6 million as of December 31, 2020 and 2019, respectively and have been netted against amounts presented above. The increase during 2020 primarily relates to stores and supplies at our South Gate, California facility which the Company has announced will be closed during the first quarter of 2021. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

On September 11, 2019, Michel S. Vermette was appointed Chief Executive Officer of the Company and initiated the implementation of a new multi-year product strategy and inventory optimization plan, which includes focusing on critical products and standardizing procedures to enable better decision making. As a result, we recorded a non-cash inventory write-down of $13.6 million during the third quarter of 2019, primarily related to the write down of inventory in certain product categories to estimated liquidation value.

NOTE 11. PROPERTY, PLANT AND EQUIPMENT
The following table presents details related to our property, plant and equipment, net:

	December 31, 2020	December 31, 2019
Land	$10.6	$28.2
Buildings	81.8	88.3
Machinery and equipment	458.9	444.6
Computer software	15.9	15.3
Construction in progress	16.4	19.2
Less accumulated depreciation and amortization	(336.7)	(318.4)
Total	$246.9	$277.2

	Year Ended December 31,
	2020	2019
Depreciation expense	$40.8	$43.7

At September 30, 2020, the Company reclassified to Assets held-for-sale, $19.3 million of primarily land and buildings for two properties that met all related criteria under U.S. GAAP. During December 2020 we sold one of these properties located in Vicksburg, Mississippi which resulted in a gain of $0.2 million. The remaining property still classified as Assets held-for-sale at December 31, 2020 is located in South Gate, California. The ultimate sale of these assets is expected to occur within one year from initial classification as Assets held-for-sale. Long-lived assets that meet the held-for-sale criteria are reported at the lower of their carrying value or fair value, less estimated costs to sell. Assets held-for-sale are recorded as current assets and are presented as a separate caption on the Company's Consolidated Balance Sheets. The following table presents details related to our Assets held-for-sale:

	December 31, 2020	December 31, 2019
Land held for sale	$16.9	$—
Buildings held for sale	0.8	—
Other tangible assets	0.1	—
Total	$17.8	$—
On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets:

		December 31, 2020		December 31, 2019
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Long-lived intangible assets
Contractual arrangements	5 years	$36.6	$24.1	$36.4	$17.3
Intellectual property	2-15 years	5.6	2.0	5.3	1.7
Subtotal		42.2	26.1	41.7	19.0
Indefinite-lived intangible assets
Trademarks and brand names	Indefinite	2.9		2.7
Total		$45.1	$26.1	$44.4	$19.0

	Year Ended December 31,
	2020	2019	2018
Amortization expense	$7.0	$7.0	$7.2

	2021	2022	2023	2024	2025
Expected annual amortization expense	$7.0	$3.7	$0.4	$0.4	$0.4

NOTE 13. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table details amounts related to our accounts payable and accrued expenses:

	December 31, 2020	December 31, 2019
Payables, trade and other	$78.5	$70.5
Accrued payroll and other employee costs	14.8	13.8
Other accrued expenses	17.6	16.8
Current operating lease liabilities	2.7	3.3
Income tax payable	0.1	—
Total	$113.7	$104.4

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 14. DEBT
The following table presents details related to our debt:

	December 31, 2020	December 31, 2019
Credit lines (international)	$4.5	$—
Insurance premiums financing	1.0	—
Short-term debt	5.5	—
Current installment of Term Loan Facility	2.6	—
Current installment of finance leases	0.3	0.2
Current installments of long-term debt	2.9	0.2
Noncurrent portion of Term Loan Facility	67.4	—
Noncurrent portion of finance leases	0.7	0.3
Amended ABL Credit Facility	10.0	42.2
Total principal balance outstanding	78.1	42.5
Less: Deferred financing costs, net	(6.7)	—
Long-term debt, net of unamortized debt issuance costs	71.4	42.5
Total	$79.8	$42.7

The maturities of debt for the five years following December 31, 2020 are as follows:

Year of Maturity
2021	$8.4
2022	3.8
2023	13.7
2024	3.6
2025	57.0

Amended ABL Credit Facility
On June 23, 2020, we entered into a Third Amendment (the "Amendment") to the ABL Credit Facility (the "Amended ABL Credit Facility"), which reduces commitments from $100.0 million to $90.0 million, amends the interest rates applicable to the borrowings, modifies certain financial maintenance and other covenants as well as permits indebtedness under the Term Loan Agreement defined below. The Amended ABL Credit Facility provides for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, (the "ABL Priority Collateral"), subject to certain reserves and other limitations. The Amended ABL Credit Facility matures in December 2023.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Borrowings under the Amended ABL Credit Facility bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to the London interbank offered rate (“LIBOR”) for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the Amendment. The base rate will be the highest of (a) the federal funds rate plus 0.50% (b) the prime rate of Bank of America, N.A. and (c) LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amendment) and will range from 1.75% to 3.00% with respect to base rate borrowings and 2.75% to 4.00% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio. The Amended ABL Credit Facility contains provisions to allow for the transition from LIBOR to the agreed upon successor rate. The weighted average interest rate for the Amended ABL Credit Facility was 5.00% during 2020.

In addition, the Amendment also amends certain financial covenants. The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020, for any four-fiscal quarter period ending thereafter, and during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00 (such covenants, the “Financial Covenants”). At December 31, 2020, we were in compliance with all debt covenants.

All obligations under the Amended ABL Credit Facility are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million. All obligations under the Amended ABL Credit Facility, and guarantees of those obligations, are secured by all of the present and future assets of the Company and the guarantors, subject to certain exceptions and exclusions as set forth in the Amended ABL Credit Facility and other security and collateral documents.

Due to its stated maturity, this obligation is presented as a long-term obligation in our Consolidated Balance Sheet. However, we may repay this obligation at any time, without penalty.

As of December 31, 2020, outstanding letters of credit issued under the Amended ABL Credit Facility were $5.4 million and are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of December 31, 2020.

During the fourth quarter of 2020 there was a reduction in available liquidity under the Amended ABL Credit Facility of $30.0 million until such time as the Company sells our South Gate, California facility. This reduction was in effect at December 31, 2020. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

Term Loan Facility
On June 23, 2020 we also entered into a new term loan facility with Pathlight Capital L.P. as the administrative agent ("Term Loan Agreement"). The Term Loan Agreement provides us with a secured term loan credit facility of $70.0 million (the “Term Loan Facility”). The borrowing base is derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Facility is scheduled to mature on June 23, 2025.

The principal balance of the Term Loan Facility is payable in quarterly installments beginning in June 2021. We used the proceeds of the Term Loan Facility to pay down the Amended ABL Credit Facility.

Borrowings under the Term Loan Facility will bear interest at a rate per annum equal to LIBOR for a three-month interest period, plus an applicable margin of 12.00%. The Term Loan Facility contains provisions to allow for the transition from LIBOR to the agreed upon successor rate.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

We must use cash proceeds from certain dispositions, including sales of real estate, equity and debt issuances and extraordinary events to prepay outstanding loans under the Term Loan Facility, subject to specified exceptions, including the prepayment requirements with respect to the Amended ABL Credit Facility. Prepayments of loans under the Term Loan Facility prior to the third anniversary of the closing date are subject to certain premiums. The sale of our South Gate, California facility is anticipated during the first half of 2021 and would result in an estimated mandatory repayment of approximately $20 million. On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility. See Note 20, Subsequent Events, in Part II, Item 8 “Financial Statements” for additional information.

All obligations under the Term Loan Agreement are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million and are secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral.

The Term Loan Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of our businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. At December 31, 2020, we were in compliance with all debt covenants.

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

The Company capitalized $7.4 million of fees related to the Term Loan Facility, which will be amortized through 2025 over the life of the Term Loan Facility.

NOTE 15. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
We have defined-benefit pension and other postretirement benefit plans covering eligible employees in North America. Benefits from defined-benefit pension plans are based primarily on years of service. We fund our pension plans when appropriate. We fund postretirement benefits on a pay-as-you-go basis, with the retiree paying a portion of the cost for health care benefits by means of deductibles and contributions.

In recent months, our company approved two plan changes. One of our U.S. defined-benefit pension plans, the Retirement Income Plan ("RIP"), was amended as of December 31, 2020 to freeze the accrual of additional benefits for the company's non-union production employees and Lancaster International Association of Machinists and Aerospace Workers participants. Also, our U.S. postretirement plan’s life insurance benefit is no longer being offered for hourly participants at various locations (Beech Creek, Kankakee, South Gate and Stillwater) and for traditional salaried participants who retire on or after January 1, 2021.

We also have defined contribution plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan. The matching amount is dependent upon employee classification, but is generally either a 50% match on the first 6% of pay contributed with a maximum company matching contribution of 3% or a 100% match on the first 4% of pay contributed plus 50% match on the next 4% of pay contributed with a maximum company matching contribution of 6%. Participants become vested in the Company’s matching amount when they have completed three calendar years of company service and worked at least 1,000 hours in each year. Costs for defined-contribution plans were $3.6 million and $5.5 million in 2020 and 2019, respectively. The decrease during 2020 was due to the suspension of Company contributions from May 2020 through September 2020 as a countermeasure to the impact of the COVID 19 pandemic.

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

	U.S. Pension Plans		Canadian Pension Plans
	2020	2019	2020	2019
Change in benefit obligation:
Projected benefit obligations as of January 1	$394.6	$346.4	$16.3	$15.6
Service cost	2.6	2.7	—	—
Interest cost	12.5	15.0	0.5	0.6
Foreign currency translation adjustment	—	—	0.4	0.6
Effect of plan curtailment	(0.9)	—	—	—
Actuarial loss	30.4	49.2	1.2	1.3
Benefits paid	(20.8)	(18.7)	(1.3)	(1.8)
Projected benefit obligations as of December 31	418.4	394.6	17.1	16.3

Change in plan assets:
Fair value of plan assets as of January 1	380.7	337.1	14.2	13.6
Actual return on plan assets	57.2	62.2	1.4	1.7
Employer contribution	0.1	0.1	0.1	0.1
Foreign currency translation adjustment	—	—	0.4	0.6
Benefits paid	(20.8)	(18.7)	(1.3)	(1.8)
Fair value of plan assets as of December 31	417.2	380.7	14.8	14.2
Funded status of the plans	$(1.2)	$(13.9)	$(2.3)	$(2.1)

Accumulated benefit obligation as of December 31	$418.4	$393.2	$17.1	$16.3

Changes in actuarial losses related to the change in the benefit obligation for the U.S. and Canadian pension plans for the years ended December 31, 2020 and 2019, respectively, were primarily due to the decrease in the discount rate each period.

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the defined-benefit pension plans:

	U.S. Pension Plans		Canadian Pension Plans
	2020	2019	2020	2019
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.50%	3.25%	2.30%	3.00%
Rate of compensation increase	3.25%	3.25%	n/a	n/a
Weighted average assumptions used to determine net periodic benefit cost for the period:
Discount rate	3.25%	4.40%	3.00%	3.80%
Expected return on plan assets	5.70%	6.30%	4.00%	4.90%
Rate of compensation increase	3.25%	3.25%	n/a	n/a

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Basis of Rate-of-Return Assumption
Long-term asset class return assumptions are determined based on the expected performance of the asset classes over 20 years. For the U.S. plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 5.70% and 6.30% for the years ended December 31, 2020 and 2019, respectively. For our Canadian plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 4.00% and 4.90% for the years ended December 31, 2020 and 2019, respectively.

Defined-benefit pension plans with benefit obligations in excess of plan assets were as follows:

	U.S. Pension Plans		Canadian Pension Plans
	2020	2019	2020	2019
Projected benefit obligation, December 31	$2.3	$394.6	$16.7	$15.8
Accumulated benefit obligation, December 31	2.3	393.2	16.7	15.8
Fair value of plan assets, December 31	—	380.7	14.4	13.7

Changes in the above table related to U.S. pension plans are due to the one defined benefit pension plan that changed from an underfunded liability position at December 31, 2019 to prepaid asset position at December 31, 2020. This plan had a prepaid asset balance of $1.1 million at December 31, 2020 compared to an underfunded liability balance of $11.8 million at December 31, 2019.

The components of net periodic pension cost for the U.S. and Canadian defined-benefit pension plans were as follows:

	Year Ended December 31,
	U.S. Pension Plans			Canadian Pension Plans
	2020	2019	2018	2020	2019	2018
Service cost of benefits earned during the period	$2.6	$2.7	$3.8	$—	$—	$—
Interest cost on projected benefit obligation	12.5	15.0	14.6	0.5	0.6	0.6
Expected return on plan assets	(21.3)	(21.7)	(22.2)	(0.5)	(0.7)	(0.8)
Recognized net actuarial loss	10.1	9.7	10.7	0.3	0.4	0.2
Net periodic pension cost	$3.9	$5.7	$6.9	$0.3	$0.3	$—

Investment Policies
Our primary investment objective is to maintain the funded status of the plans such that the likelihood that we will be required to make significant contributions to the plan is limited. This objective is expected to be achieved by:

•Investing a substantial portion of the plan assets in high quality corporate and treasury bonds whose duration is at least equal to that of the plan’s liabilities such that there is a relatively high correlation between the movements of the plan’s liability and asset values.
•Investing in publicly traded equities in order to increase the ratio of plan assets to liabilities over time.
•Limiting investment return volatility by diversifying among additional asset classes with differing expected rates of return and return correlations.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Each asset class used has a defined asset allocation target and allowable range. The tables below show the asset allocation targets and the December 31, 2020 and 2019 positions for each asset class:

	Target Weight at	Position at December 31,
	December 31, 2020	2020	2019
U.S. Asset Class
Fixed income securities	60%	54%	55%
Equities	40%	46%	45%
Canadian Asset Class
Fixed income securities	50%	50%	50%
Equities	48%	48%	48%
Other	2%	2%	2%

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables set forth by level within the fair value hierarchy a summary of the U.S. and Canadian defined-benefit pension plan assets, net of payables for administrative expenses, measured at fair value on a recurring basis:

	Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$226.5	$—	$226.5
Equities	—	191.0	—	191.0
Other	(0.3)	—	—	(0.3)
Net assets measured at fair value	$(0.3)	$417.5	$—	$417.2

	Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$207.9	$—	$207.9
Equities	—	173.2	—	173.2
Other	(0.4)	—	—	(0.4)
Net assets measured at fair value	$(0.4)	$381.1	$—	380.7

	Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$7.5	$—	$7.5
Equities	—	7.1	—	7.1
Other	0.2	—	—	0.2
Net assets measured at fair value	$0.2	$14.6	$—	$14.8

	Value at December 31, 2019
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$7.0	$—	$7.0
Equities	—	6.9	—	6.9
Other	0.3	—	—	0.3
Net assets measured at fair value	$0.3	$13.9	$—	$14.2

Following is a description of the valuation methodologies used for assets.

Fixed income securities - Consists of registered investment funds, common trust funds, collective trust funds and segregated funds investing in fixed income securities tailored to institutional investors. The fair values of the investments in this class are based on the underlying securities in each fund’s portfolio, which is the amount the fund would receive for the security upon a current sale.

Equities - Consists of investments in funds investing in equities tailored to institutional investors. The fair value of each fund is based on the underlying securities in each fund’s portfolio, which is the amount the fund would receive for the security upon a current sale.

Other - Consists of cash and cash equivalents and other payables and receivables (net). The carrying amounts of cash and cash equivalents approximate fair value due to the short-term maturity of these instruments. The carrying amounts of payables and receivables approximate fair value due to the short-term nature of these instruments.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Defined-Benefit Postretirement Benefit Plans
The following tables summarize the balance sheet impact of the postretirement benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions.

	2020	2019
Change in benefit obligation:
Projected benefit obligations as January 1	$65.3	$62.2
Service cost	—	0.2
Interest cost	1.9	2.5
Plan participants' contributions	1.2	2.2
Plan amendments	(6.4)	(2.6)
Actuarial loss	4.5	10.0
Benefits paid	(6.9)	(9.2)
Projected benefit obligation as of December 31	59.6	65.3

Change in plan assets:
Fair value of plan assets as January 1	—	—
Employer contribution	5.7	7.0
Plan participants' contribution	1.2	2.2
Benefits paid	(6.9)	(9.2)
Fair value of plan assets as of December 31	—	—
Funded status of the plans	$(59.6)	$(65.3)

The change in actuarial loss related to the change in the benefit obligation for the postretirement benefit plans for the year ended December 31, 2020 was primarily due to the decrease in the discount rate and new claim costs being higher than assumed, partially offset by a gain from the census data updates. The change in actuarial loss related to the change in the benefit obligation for the postretirement benefit plans for the year ended December 31, 2019 was primarily due to the decrease in the discount rate, medical trend assumption changes and new claim costs being higher than assumed.

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. defined-benefit postretirement benefit plans:

	2020	2019
Weighted average discount rate used to determine benefit obligations as of December 31	2.45%	3.20%
Weighted average discount rate used to determine net periodic benefit cost	3.20%	4.30%

The components of net periodic postretirement (benefit) cost were as follows:

	Year Ended December 31,
	2020	2019	2018
Service cost of benefits earned during the period	$—	$0.2	$0.4
Interest cost on accumulated postretirement benefit obligations	1.9	2.5	2.6
Amortization of prior service (credit)	(0.2)	—	—
Amortization of net actuarial (gain)	(4.8)	(3.1)	(2.5)
Net periodic postretirement (benefit) cost	$(3.1)	$(0.4)	$0.5

As a result of the elimination of future life insurance benefits for certain employees, we recorded a curtailment gain of $1.8 million in 2020 in other income. This gain is not reflected in the above table.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 6.7% for pre-65 retirees was assumed for 2021, decreasing ratably to an ultimate rate of 4.5% by 2027.

Financial Statement Impacts
Amounts recognized in assets and (liabilities) on the Consolidated Balance Sheets at year end consist of:

	U.S. Pension Benefits		Canadian Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Other noncurrent assets	$1.1	$—	$—	$—	$—	$—
Accounts payable and accrued expenses	—	—	—	—	(4.0)	(5.6)
Postretirement benefit liabilities	—	—	—	—	(55.6)	(59.7)
Pension benefit liabilities	(2.3)	(13.9)	(2.3)	(2.1)	—	—
Net amount recognized	$(1.2)	$(13.9)	$(2.3)	$(2.1)	$(59.6)	$(65.3)

Pre-tax amounts recognized in AOCI at year end for our pension and postretirement benefit plans consist of:

	U.S. Pension Benefits		Canadian Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019	2020	2019
Net actuarial gain (loss)	$(106.7)	$(123.1)	$(4.9)	$(4.8)	$25.6	$30.5

We expect to contribute $0.1 million each to our U.S. and Canadian defined-benefit pension plans and $4.1 million to our U.S. postretirement benefit plans in 2021.

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. and Canadian plans:

	U.S. Pension Benefits	Canadian Pension Benefits	Postretirement Benefits
2021	$19.9	$1.3	$4.1
2022	20.9	1.3	3.8
2023	21.6	1.2	3.6
2024	21.7	1.2	3.5
2025	22.1	1.1	3.4
2026-2030	114.1	5.3	15.7

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 16. DERIVATIVE FINANCIAL INSTRUMENTS
We are exposed to market risk from changes in foreign currency exchange rates that could impact our financial condition, results of operations and cash flows. We enter into derivative contracts, including contracts to hedge our foreign currency exchange rate exposures. Exposure to individual counterparties is controlled and derivative financial instruments are entered into with a diversified group of major financial institutions. Forward swap contracts are entered into for periods consistent with underlying exposure and do not constitute positions independent of those exposures. Derivative instruments are viewed as risk management tools by the Company and are not used for trading or speculative purposes. All derivative instruments are recorded on the Consolidated Balance Sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the earnings effect of the hedged forecasted transactions in a cash flow hedge. The Company may enter into derivative contracts that are intended to economically hedge certain of its risk, even though hedge accounting does not apply, or the Company elects not to apply hedge accounting.
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
Currency Rate Risk – Sales and Purchases
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. We manage our cash flow exposures on a net basis and use derivatives to hedge the majority of our unmatched foreign currency cash inflows and outflows. Before considering the impacts of any hedging, our major foreign currency exposures as of December 31, 2020, based on operating profits by currency, are from the Canadian Dollar, the Chinese Renminbi and the Australian Dollar.
We use foreign currency forward exchange contracts to reduce our exposure to the risk that the eventual net cash inflows and outflows resulting from the sale of products to foreign customers and purchases from foreign suppliers will be adversely affected by changes in exchange rates. These derivative instruments are used for forecasted transactions and are classified as cash flow hedges. These cash flow hedges are executed quarterly, generally up to 18 months forward. The notional amount of these hedges was $17.3 million and $23.1 million as of December 31, 2020 and 2019, respectively. Gains and losses on these instruments are recorded in AOCI, to the extent effective, until the underlying transaction is recognized in earnings. The mark-to-market gains or losses on ineffective portions of hedges are recognized in SG&A expense.
Currency Rate Risk – Intercompany Loans and Dividends
We may use foreign currency forward exchange contracts to hedge exposures created by cross-currency intercompany loans and dividends. The translation adjustments related to these loans are recorded in other (income) expense, net. The offsetting gains and losses on the related derivative contracts are also recorded in other (income) expense, net. These contracts are decreased or increased as repayments are made or additional intercompany loans are extended or adjusted for intercompany dividend activity as necessary. The notional amount of these hedges was $12.1 million and $16.6 million as of December 31, 2020 and 2019, respectively.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Financial Statement Impacts
The following table presents the classification of derivative assets and liabilities within the Consolidated Balance Sheets. The foreign exchange contracts outstanding are presented gross as we have not netted derivative assets with derivative liabilities:

	December 31, 2020		December 31, 2019
	Assets	Liabilities	Assets	Liabilities
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	$—	$1.0	$—	$0.4
Derivatives not designated as hedging instruments:
Foreign exchange contracts	—	0.1	—	0.3
Total	$—	$1.1	$—	$0.7

The following tables summarize the impact of the effective portion of derivative instruments on the Consolidated Statements of Operations and Comprehensive Income (Loss):

	Gains (losses) recognized in other comprehensive income (loss)			(Losses) gains reclassified from AOCI
	Year Ended December 31,			Year Ended December 31,
	2020	2019	2018	2020	2019	2018
Cash flow hedges:
Foreign exchange contracts	$0.3	$(0.8)	$2.0	$(0.2)	$0.7	$(0.3)

	Gains recognized in income
	Year Ended December 31,
	2020	2019	2018
Non-designated hedges:
Foreign exchange contracts	$0.3	$0.1	$1.5

Derivative assets are classified within prepaid expenses and other current assets as well as other non-current assets on the Consolidated Balance Sheets. Derivative liabilities are classified within accounts payable and accrued expenses as well as other long-term liabilities on the Consolidated Balance Sheets. Gains (losses) from derivatives were included in net sales and cost of goods sold on the Consolidated Statements of Operations. As of December 31, 2020, the amount of existing gains in AOCI expected to be recognized in earnings over the next twelve months is $0.8 million.

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

	Fair Value at December 31, 2020
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$1.1	$1.1	$—	$—	$1.1
Total Amended ABL Credit Facility	10.0	—	10.0	—	10.0
Total foreign credit facilities	4.5	—	4.5	—	4.5
Term Loan Facility	70.0	—	73.8	—	73.8
Total financial liabilities	$85.6	$1.1	$88.3	$—	$89.4

	Fair Value at December 31, 2019
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$0.7	$0.7	$—	$—	$0.7
Total Amended ABL Credit Facility	42.2	—	42.2	—	42.2
Total financial liabilities	$42.9	$0.7	$42.2	$—	$42.9
The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs.
Borrowings under the Amended ABL Credit Facility and the Term Loan Facility are quoted in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the liability (Level 2 inputs).
We do not have any assets or liabilities that are valued using Level 3 unobservable inputs.

NOTE 18. STOCKHOLDERS' EQUITY
Common Stock Repurchase Plan

On March 6, 2017, we announced that our Board had approved a share repurchase program pursuant to which we were authorized to repurchase up to $50.0 million of our outstanding shares of common stock. From inception of the share repurchase program through May 3, 2019, we repurchased approximately 2.5 million shares for a total cost of $41.0 million, with an average price of $16.23 per share. On May 3, 2019, we announced that our Board had authorized an increased share repurchase program for an additional $50.0 million beyond the $41.0 million already repurchased under the prior share repurchase program, effective immediately. Repurchases under the new program could be made through open market, block and privately negotiated transactions, including Rule 10b5-1 plans, at times and in such amounts as management deemed appropriate, subject to market and business conditions, regulatory requirements and other factors.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Accumulated Other Comprehensive (Loss)
The amounts and related tax effects allocated to each component of AOCI in 2020, 2019 and 2018 are presented in the table below:

	Pre-tax Amount	Tax Impact	After-tax Amount
2020
Foreign currency translation adjustments	$7.2	$—	$7.2
Derivative adjustments	(0.6)	0.2	(0.4)
Pension and postretirement adjustments	11.5	(2.9)	8.6
Total other comprehensive income	$18.1	$(2.7)	$15.4
2019
Foreign currency translation adjustments	$(2.2)	$—	$(2.2)
Derivative adjustments	(1.5)	0.1	(1.4)
Pension and postretirement adjustments	(9.5)	—	(9.5)
Total other comprehensive loss	$(13.2)	$0.1	$(13.1)
2018
Foreign currency translation adjustments	$(6.0)	$—	$(6.0)
Derivative adjustments	2.3	(0.6)	1.7
Pension and postretirement adjustments	8.5	(0.7)	7.8
Total other comprehensive income	$4.8	$(1.3)	$3.5

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2020 and 2019:

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss)
Balance, December 31, 2018	$1.7	$0.8	$(64.1)	$(61.6)
Other comprehensive (loss) income before reclassifications, net of tax impact of $— , $0.1, $— and $0.1	(2.2)	(0.7)	(16.5)	(19.4)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.7)	7.0	6.3
Net current period other comprehensive (loss) income	(2.2)	(1.4)	(9.5)	(13.1)
Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive income (loss) before reclassifications, net of tax impact of $—, $0.2, , $(2.0) and $(1.8)	7.2	(0.2)	5.9	12.9
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.2)	2.7	2.5
Net current period other comprehensive income (loss) income	7.2	(0.4)	8.6	15.4
Balance, December 31, 2020	$6.7	$(1.0)	$(65.0)	$(59.3)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Consolidated Statements of Operations are presented in the table below.

	Year Ended December 31,
	2020	2019	2018	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$(0.1)	$(0.4)	$(0.1)	Cost of goods sold
Foreign exchange contracts - sales	(0.1)	(0.3)	0.4	Net sales
Foreign exchange contracts - sales	—	—	0.1	Earnings from discontinued operations
Total reclassifications before tax	(0.2)	(0.7)	0.4
Tax impact	—	—	(0.1)	Income tax (benefit) expense
Total reclassifications, net of tax	(0.2)	(0.7)	0.3
Pension and postretirement adjustments
Prior service credit amortization	(2.0)	—	—	Other (income) expense, net
Amortization of net actuarial loss	5.6	7.0	8.4	Other (income) expense, net
Amortization of net actuarial loss	—	—	(0.1)	Earnings from discontinued operations
Total reclassifications before tax	3.6	7.0	8.3
Tax impact	(0.9)	—	(1.8)	Income tax (benefit) expense
Tax impact	—	—	0.1	Earnings from discontinued operations
Total reclassifications, net of tax	2.7	7.0	6.6
Total reclassifications for the period	$2.5	$6.3	$6.9

NOTE 19. LITIGATION AND RELATED MATTERS
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

Environmental Sites
In connection with our current or legacy manufacturing operations, or those of former owners, we may from time to time become involved in the investigation, closure and/or remediation of existing or potential environmental contamination under the Comprehensive Environmental Response, Compensation and Liability Act as well as state or international Superfund and similar type environmental laws. For those matters, we may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies; however, we cannot predict with certainty the future identification of or expenditure for any investigation, closure or remediation of any environmental site.
Summary of Financial Position
There were no material liabilities recorded as of December 31, 2020 and December 31, 2019 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

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

On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019. On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel. On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020. On August 17, 2020, the Company moved to dismiss the amended complaint, and the lead plaintiff filed an opposition on October 1, 2020. On November 30, 2020, the Company reached a settlement in principle to fully resolve this matter. The settlement agreement, which is subject to final court approval, provides in part for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement. The $3.75 million settlement payment will be paid by our insurance provider under our relevant insurance policy. On January 15, 2021, the lead plaintiff filed a motion for preliminary approval of the settlement. On February 23, 2021, the court granted preliminary approval of the settlement, preliminary certification of the settlement class and approval to provide notice to the class. The final settlement approval hearing is currently scheduled for July 19, 2021. The Company has recognized a corresponding $3.75 million insurance receivable and $3.75 million accrued expense related to this matter in the captions Accounts and notes receivable, net and Accounts payable and accrued expenses on the Consolidated Balance Sheets as of December 31, 2020.

While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

NOTE 20. SUBSEQUENT EVENTS

On February 25, 2021, the Company entered into a definitive agreement to sell its South Gate, California facility for a purchase price of $76.7 million. The Company will receive initial proceeds of approximately $65.0 million, net of fees, expenses and certain amounts held in an environmental-related escrow account. The transaction is subject to customary closing conditions and is expected to close during the first quarter of 2021. At December 31, 2020, the Company classified $17.8 million of primarily land and buildings associated with the South Gate, California facility as Assets held-for-sale on the Consolidated Balance Sheets.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 21. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$138.7	$145.6	$156.6	$143.9
Gross profit	23.3	24.7	27.6	7.9
(Loss) from continuing operations	(13.2)	(6.3)	(11.7)	(32.4)
Per share of common stock:
Basic	$(0.60)	$(0.29)	$(0.53)	$(1.48)
Diluted	(0.60)	(0.29)	(0.53)	(1.48)

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$141.7	$177.7	$165.6	$141.3
Gross profit	22.1	36.2	11.8	15.2
(Loss) earnings from continuing operations	(16.6)	5.3	(29.7)	(27.9)
Per share of common stock:
Basic	$(0.63)	$0.20	$(1.36)	$(1.27)
Diluted	(0.63)	$0.20	(1.36)	(1.27)
The amounts above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding or rounding and, for diluted data, the exclusion of the anti-dilutive effect in certain quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
During the evaluation of disclosure controls and procedures and our internal control over financial reporting as of December 31, 2019 conducted during the preparation of our financial statements, which were included in our Annual Report on Form 10-K for the year ended December 31, 2019, our management identified a material weakness in internal control over financial reporting relating to the design and implementation of information technology general controls ("ITGCs") over two information technology ("IT") systems that support our processing of certain sales incentives, which are recorded as a reduction of sales and accounts receivable. As a result, business process automated and manual controls that are dependent on the affected ITGCs were ineffective because they could have been adversely impacted. This control deficiency was a result of: risk-assessment processes inadequate to identify and evaluate responses to risks in the financial reporting process; and failure to implement monitoring control activities when involving a third party service provider. This control deficiency did not result in any identified misstatements to the Consolidated Financial Statements as of and for the year ended December 31, 2019 and there were no changes to previously released financial results. However, the control deficiency created a reasonable possibility that a material misstatement to our Consolidated Financial Statements would not be prevented or detected on a timely basis and, therefore, we concluded that as of December 31, 2019, our internal control over financial reporting was not effective.

Throughout 2020, we performed risk assessment procedures over the activities involving the processing and recording of certain sales incentives. This assessment included an evaluation of the ITGCs for the two IT systems that support our processing of these sales incentives, as well as the business process automated and manual controls that are dependent on the affected ITGCs. As a result, management implemented controls designed to prevent or detect a material misstatement. Those new controls were fully implemented and sufficient testing was performed to conclude that the applicable controls were operating effectively as of December 31, 2020. As such, Management believes that, as of December 31, 2020, the deficiencies contributing to the previously identified material weakness have been satisfactorily remediated.

Changes in Internal Control over Financial Reporting
The following changes in internal control over financial reporting occurred during 2020:

On June 26, 2020, the Company and Douglas B. Bingham mutually agreed that Mr. Bingham would step down from his position as Senior Vice President, CFO and Treasurer and principal financial officer. The role and responsibilities of principal financial officer of the Company previously held by Mr. Bingham were assumed by Gregory D. Waina, as Interim Chief Financial Officer.

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

Amy P. Trojanowski was appointed to the position and responsibilities of Senior Vice President and Chief Financial Officer and assumed the role and responsibilities of principal finance officer effective October 19, 2020. In connection with this appointment, and also effective as of October 19, 2020, Gregory D. Waina resigned from his position as the Company’s Interim Chief Financial Officer (and principal financial officer) and remained with the Company in a consulting capacity to ensure a smooth transition. The consulting relationship with Gregory D. Waina ended during the fourth quarter of 2020.

Except for the remediation of the material weakness described above and the forgoing, no other changes in our internal control over financial reporting occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls Over Financial Reporting is included in Part II, Item 8, “Financial Statements.” The effectiveness of the Company’s internal control over financial reporting at December 31, 2020 has been audited by KMPG LLP, an independent registered public accounting firm, as stated in the Report of Independent Registered Public Accounting Firm appearing in Part II, Item 8, “Financial Statements.”

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company (as of March 1, 2021):

Name; Company Position	Age	Other Business Experience During the Last Five Years
Michel S. Vermette President and CEO (since September 2019)	53	Mohawk Industries, Inc. President Residential Carpeting (2019 - September 2019) President of Mohawk Group (2011 - 2019)
Amy P. Trojanowski SVP, Chief Financial Officer (since October 2020)	51	The Chemours Company. VP, Business Finance and Global Shared Services (2019 - August 2020) Chief Accounting Officer and VP, Controller (2015 - 2019)
John C. Bassett SVP, Chief Human Resources Officer (since March 2016)	58	Armstrong World Industries, Inc. VP, Flooring Products, Human Resources (2014 - March 2016)
Brent A. Flaharty SVP & Chief Customer Experience Officer (since March 2017)	48	Armstrong Flooring, Inc. VP, Residential Sales (2016 - March 2017) Mag Instrument, Inc. Chief Revenue Officer (2016) Exemplis Corporation Chief Marketing Officer (2015 - 2016)
Christopher S. Parisi SVP, General Counsel, Secretary & Chief Compliance Officer (since March 2016)	50	Armstrong World Industries, Inc. VP, Associate General Counsel and Secretary (2014 - March 2016)
Phillip J. Gaudreau VP, Controller (since September 2020)	44	Harsco Corporation. Director, Financial Reporting and Consolidation (2014 - September 2020)

All executive officers are elected by our Board of Directors (the "Board") to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

Code of Ethics
We have adopted a Code of Business Conduct that applies to all employees, executives and directors, specifically including our CEO, our Chief Financial Officer and our Controller. We have also adopted a Code of Ethics for Financial Professionals (together with the Code of Business Conduct, the “Codes of Ethics”) that applies to all professionals in our finance and accounting functions worldwide, including our Chief Financial Officer and our Controller.

The Codes of Ethics are intended to deter wrongdoing and to promote:
•honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;
•full, fair, accurate, timely and understandable public disclosures;
•compliance with applicable governmental laws, rules and regulations;
•the prompt internal reporting of violations of the Codes of Ethics; and,
•accountability for compliance with the Codes of Ethics.

The Codes of Ethics are available at https://www.armstrongflooring.com/corporate/en-us/about/governance/codes-policies.html and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer also must be reviewed in advance by the Nominating and Governance Committee of the Board, which would be responsible for making a recommendation to the Board for approval or disapproval. The Board’s decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange. We intend to satisfy these requirements by making disclosures concerning such matters available on the “Investors” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2020 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders to be filed no later than April 30, 2021 ("2021 Proxy Statement").

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2020 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance - Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s 2021 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Management and Directors,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2021 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance - Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” in the Company’s 2021 Proxy Statement.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2021 Proxy Statement.

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

4.1
Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on March 10, 2020).

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

10.5
Stock Purchase Agreement by and between Armstrong Flooring. Inc. and Tarzan Holdco, Inc., dated November 14, 2018 (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 15, 2018).

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

Exhibit Number	Description
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

10.11
Third Amendment to Credit Agreement, dated as of June 23, 2020, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Bank of America, N.A., as administrative agent for the lenders thereunder (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2020).

10.12
Term Loan Agreement, dated as of June 23, 2020, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2020).

10.13
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and High Properties, a Pennsylvania limited partnership, as successor to High Properties, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

10.14
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and High Properties, a Pennsylvania limited partnership, as successor to High Properties, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

10.15
Amended and Restated Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the U.S. Securities and Exchange Commission on August 7, 2017).*

10.16
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.17
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.18
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - EBITDA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.19
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.20
Form of 2018 Long-Term Time-Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.21
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - EBITDA - Payable in Cash (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

10.22
Form of 2018 Long-Term Performance - Based Restricted Stock Grant - Non U.S. (China) - Free Cash Flow - Payable in Cash (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018).*

Exhibit Number	Description
10.23
Form of 2018 Long-Term Time-Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 8, 2018). *

10.24
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.25
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.26
Form of 2019 Long-Term Performance - Based Restricted Stock Grant -Executive - EBITDA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.27
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Executive - Free Cash Flow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.28
Form of 2019 Long-Term Time-Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.29
Form of 2019 Long-Term Time-Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019). *

10.30
Form of 2020 Long-Term Time-Based Cash Award – CEO (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.31
Form of 2020 Long-Term Time-Based Cash Award - Tier 1 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.32
Form of 2020 Long-Term Time-Based Cash Award - Tier 2 and 3 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.33
Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - CEO (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the U.S Securities and Exchange Commission on June 24, 2020).*

10.34
Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - Tier 1 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.35
Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - Tier 2 and 3 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.36
Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated herein by reference to Exhibit 4.4 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.37
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S Securities and Exchange Commission on May 9, 2016).*

Exhibit Number	Description
10.38
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.39
Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective May 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on June 24, 2020). *

10.40
Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective October 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2020). *

10.41
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.42
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.43
Employment Agreement with Michel S. Vermette (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.44
Form of 2019 Long-Term Time- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.45
Form of 2019 Long-Term Performance- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.46
Form of Time Based Restricted Stock Grant - Larry S. McWilliams (incorporated by reference to Exhibit 99.D.16 to the Company's Tender Offer Statement on Schedule SC-TO-I, as filed with the U.S. Securities and Exchange Commission on May 17, 2019).*

10.47
Form of Retention Bonus Agreement with Messrs. Bassett, Flaharty, Hess and Parisi, dated October 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 5, 2019).*

10.48
Form of Amended and Restated Change in Control Severance Agreement with Messrs. Bassett, Hess, and Parisi dated December 1, 2017, Mr. Thoresen dated December 11, 2019, and Ms. Trojanowski dated October 19, 2020 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.49
Amended and Restated Change in Control Severance Agreement with Mr. Flaharty dated December 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.50
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.51
Separation Agreement and Release with Mr. Maier dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 3, 2019).*

10.52
Separation Agreement and Release dated July 1, 2020, by and between the Company and Douglas B. Bingham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2020).*

Exhibit Number	Description
21.1	Subsidiaries of Armstrong Flooring, Inc. †
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†

*	Management Contract or Compensatory Plan.
†	Filed herewith.

SCHEDULE II
Armstrong Flooring, Inc.
Valuation and Qualifying Reserves
(Dollars in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	ASC 606 Cumulative Adjustment	Balance at end of year
2020
Provision for current expected credit losses (a)	$0.8	$—	$(0.2)	$—	$0.6
Provision for discounts	8.4	51.8	(52.7)	—	7.5
Provision for warranties	9.0	8.8	(7.5)	—	10.3
Reserve for inventory obsolescence	6.6	1.3	(0.9)	—	7.0
Valuation allowance for deferred tax assets	35.8	12.7	—	—	48.5

2019
Provision for doubtful accounts (a)	$0.6	$0.3	$(0.1)	$—	$0.8
Provision for discounts	5.6	72.1	(69.3)	—	8.4
Provision for warranties	6.4	9.4	(6.8)	—	9.0
Reserve for inventory obsolescence	0.6	9.1	(3.1)	—	6.6
Valuation allowance for deferred tax assets	29.7	6.1	—	—	35.8

2018
Provision for doubtful accounts (a)	$0.4	$0.2	$—	$—	$0.6
Provision for discounts	6.0	61.0	(59.7)	(1.7)	5.6
Provision for warranties	5.6	6.6	(7.5)	1.7	6.4
Reserve for inventory obsolescence	0.9	0.3	(0.6)	—	0.6
Valuation allowance for deferred tax assets	29.7	—	—	—	29.7
(a) On January 1, 2020 we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." As a result the historic provision for doubtful accounts has been replaced by the provision for current expected credit losses.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	March 1, 2021

By:	/s/ Michel S. Vermette

Michel S. Vermette
Director, President and Chief Executive Officer
(As Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AFI:

/s/ Michel S. Vermette	Director, President and Chief Executive Officer (Principal Executive Officer)	March 1, 2021
Michel S. Vermette
/s/Amy P. Trojanowski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Amy P. Trojanowski
/s/ Phillip J. Gaudreau	Vice President and Controller (Principal Accounting Officer)	March 1, 2021
Phillip J. Gaudreau
/s/ Michael F. Johnston	Director	March 1, 2021
Michael F. Johnston
/s/ Kathleen S. Lane	Director	March 1, 2021
Kathleen S. Lane
/s/ Jeffrey Liaw	Director	March 1, 2021
Jeffrey Liaw
/s/ Michael W. Malone	Director	March 1, 2021
Michael W. Malone
/s/ Larry S. McWilliams	Director	March 1, 2021
Larry S. McWilliams
/s/ James C. Melville	Director	March 1, 2021
James C. Melville