Form 10-Q
period 2021-03-31
Armstrong Flooring, Inc.
filed 2021-04-30
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

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

The Registrant had 21,685,862 shares of common stock, $0.0001 par value, outstanding at April 16, 2021.

Armstrong Flooring, Inc.

Glossary of Defined Terms

Unless the context requires otherwise, "AFI," the "Company, " "we," "our," or "us" refers to Armstrong Flooring Inc., a Delaware corporation and its consolidated subsidiaries. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
Amended ABL Credit Facility	Third Amendment to the ABL credit facility
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	COVID-19 coronavirus
FASB	Financial Accounting Standards Board
LIBOR	London interbank offered rate
LVT	Luxury vinyl tile
MD&A	Management's Discussion and Analysis
OCI	Other comprehensive income (loss)
ROU	Right-of-use asset
SEC	Securities and Exchange Commission
Term Loan Agreement	Pathlight Capital L.P. term loan agreement
Term Loan Facility	Pathlight Capital L.P. term loan facility
U.S. GAAP	Generally accepted accounting principles in the United States of America

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Quarterly Report on Form 10-Q and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, income and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•execution of strategy;
•competition;
•availability and costs of raw materials and energy;
•key customers;
•construction activity;
•liquidity;
•debt covenants;
•debt;
•pandemics, epidemics or other public health emergencies such as the outbreak of COVID-19;
•global economic conditions;
•international operations;
•environmental and regulatory matters;
•information systems and transition services;
•personnel;
•intellectual property rights;
•claims and litigation;
•labor;
•outsourcing; and
•other risks detailed from time to time in our filings with the SEC, press releases and other communications, including those set forth under “Risk Factors” included in our Annual Report on Form 10-K and in the documents incorporated by reference.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$16.7	$13.7
Accounts and notes receivable, net	57.7	43.0
Inventories, net	125.1	122.9
Prepaid expenses and other current assets	12.9	12.9
Assets held-for-sale	—	17.8
Total current assets	212.4	210.3
Property, plant, and equipment, net	242.2	246.9
Operating lease assets	9.9	8.5
Intangible assets, net	17.3	19.0
Deferred income tax assets	4.4	4.4
Other noncurrent assets	6.7	4.4
Total assets	$492.9	$493.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$8.2	$5.5
Current installments of long-term debt	3.9	2.9
Trade accounts payable	82.1	78.5
Accrued payroll and other employee costs	13.9	14.8
Current operating lease liabilities	2.2	2.7
Other accrued expenses	14.7	17.7
Total current liabilities	125.0	122.1
Long-term debt, net of unamortized debt issuance costs	40.9	71.4
Noncurrent operating lease liabilities	7.7	5.8
Postretirement benefit liabilities	55.2	55.6
Pension benefit liabilities	4.6	4.6
Deferred income tax liabilities	1.6	2.4
Other long-term liabilities	8.2	9.0
Total liabilities	$243.2	$270.9
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Preferred stock	—	—
Treasury stock, at cost	(86.2)	(87.1)
Additional paid-in capital	677.0	677.4
Accumulated deficit	(281.2)	(308.4)
Accumulated other comprehensive income (loss)	(59.9)	(59.3)
Total stockholders' equity	249.7	222.6
Total liabilities and stockholders’ equity	$492.9	$493.5

See accompanying notes to condensed consolidated financial statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended March 31
	2021	2020
Net sales	$148.9	$138.7
Cost of goods sold	129.0	115.4
Gross profit	19.9	23.3
Selling, general and administrative expenses	38.1	36.6
Gain on sale of property	(46.0)	—
Operating income (loss)	27.8	(13.3)
Interest expense	3.5	0.6
Other expense (income), net	(2.1)	(0.4)
Income (loss) from before income taxes	26.4	(13.5)
Income tax expense (benefit)	(0.8)	(0.3)
Net income (loss)	$27.2	$(13.2)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock	$1.24	$(0.60)

Diluted earnings (loss) earnings per share of common stock:
Diluted earnings (loss) per share of common stock	$1.23	$(0.60)

See accompanying notes to condensed consolidated financial statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$27.2	$(13.2)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.8)	(2.5)
Derivative adjustments	0.1	1.3
Pension and postretirement adjustments	0.1	1.3
Total other comprehensive income (loss)	(0.6)	0.1
Total comprehensive income (loss)	$26.6	$(13.1)

See accompanying notes to condensed consolidated financial statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Three Months Ended March 31
	2021	2020
Cash flows from operating activities:
Net income (loss)	$27.2	$(13.2)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	9.9	10.6
Deferred income taxes	(0.5)	(0.5)
Stock-based compensation expense	0.6	0.7
Gain on sale of property	(46.0)	—
Gain from long-term disability plan change	—	(1.1)
U.S. pension expense (income)	(1.8)	0.9
Other non-cash adjustments, net	0.1	1.4
Changes in operating assets and liabilities:
Receivables	(16.2)	(4.8)
Inventories	(2.4)	(8.1)
Accounts payable and accrued expenses	2.6	1.2
Other assets and liabilities	(1.3)	(4.2)
Net cash provided by (used for) operating activities	(27.8)	(17.1)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7.0)	(7.5)
Proceeds from sale of assets	65.3	—
Net cash provided by (used for) investing activities	58.3	(7.5)
Cash flows from financing activities:
Proceeds from revolving credit facility	26.6	30.0
Payments on revolving credit facility	(33.8)	—
Payments on long-term debt	(20.1)	(0.1)
Value of shares withheld related to employee tax withholding	(0.1)	—
Net cash provided by (used for) financing activities	(27.4)	29.9
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(0.5)
Net increase (decrease) in cash and cash equivalents	3.0	4.8
Cash and cash equivalents at beginning of year	13.7	27.1
Cash and cash equivalents at end of period	$16.7	$31.9
Supplemental cash flow disclosures:
Cash paid for:
Interest paid	$3.2	$0.7
Income taxes paid, net	—	0.3
Non-cash transaction:
Amounts in accounts payable for capital expenditures	2.7	2.0

See accompanying notes to condensed consolidated financial statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2020	21,638,141	$—	6,738,521	$(87.1)	$677.4	$(59.3)	$(308.4)	$222.6
Net income (loss)	—	—	—	—	—	—	27.2	27.2
Stock-based employee compensation, net	47,721	—	(47,721)	0.9	(0.4)	—	—	0.5
Other comprehensive income (loss)	—	—	—	—	—	(0.6)	—	(0.6)
March 31, 2021	21,685,862	$—	6,690,800	$(86.2)	$677.0	$(59.9)	$(281.2)	$249.7

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$676.7	$(74.7)	$(244.8)	$268.3
Net income (loss)	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based employee compensation, net	36,072	—	(36,072)	0.7	—	—	—	0.7
Other comprehensive income (loss)	—	—	—	—	—	0.1	—	0.1
March 31, 2020	21,555,833	$—	6,801,825	$(88.2)	$676.7	$(74.6)	$(258.0)	$255.9

See accompanying notes to condensed consolidated financial statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 1. BUSINESS AND BASIS OF PRESENTATION
Background
Armstrong Flooring, Inc. is a leading global producer of resilient flooring products for use primarily in the construction and renovation of residential, commercial, and institutional buildings. AFI designs, manufactures, sources and sells resilient flooring products in North America and the Pacific Rim.
Basis of Presentation
These condensed consolidated financial statements are prepared in accordance with U.S GAAP. The condensed consolidated financial statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including allowances for expected credit losses, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, sales-related accruals, pension and post-retirement liabilities, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three months ended March 31, 2021 and 2020 included in this Quarterly Report on Form 10-Q are unaudited. Quarterly results are not necessarily indicative of annual results, primarily due to the seasonality of the business and the possibility of changes in economic conditions between periods.
The accounting policies used in preparing the condensed consolidated financial statements in this Quarterly Report on Form 10-Q are the same as those used in preparing the Consolidated Financial Statements for the year ended December 31, 2020. These statements should therefore be read in conjunction with the Consolidated Financial Statements and notes that are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
All significant intercompany transactions within AFI have been eliminated from the condensed consolidated financial statements.
Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.
Recently Adopted and Recently Issued Accounting Standards
The following accounting standard has been adopted in 2021:
On January 1, 2021 we adopted ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" This new standard eliminates certain exceptions in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, guidance on accounting for franchise taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.
There are no additional accounting standards that have been issued and become effective for the Company at a future date which are expected to have a material impact on our financial condition, results of operations or cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 2. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net:

	March 31, 2021	December 31, 2020
Customer trade accounts receivable	$69.5	$52.4
Miscellaneous receivables (a)	8.3	9.0
Less: allowance for product claims, discounts, returns and expected credit losses	(20.1)	(18.4)
Total accounts and notes receivable, net	$57.7	$43.0
(a) Miscellaneous receivables primarily relate to insurance receivables, the current portion of a distributor note receivable and tax claim receivables not included in Customer trade account receivable.
Allowance for product claims represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through credits against customer trade accounts receivable from the independent distributor to AFI.

The following table summarizes the activity for the allowance for product claims:

	Three Months Ended March 31,
	2021	2020
Balance as of January 1	$(10.3)	$(9.0)
Reductions for payments	2.2	2.1
Current year claim accruals	(1.8)	(1.9)
Balance as of March 31	$(9.9)	$(8.8)

NOTE 3. INVENTORIES
The following table presents details related to our inventories, net:

	March 31, 2021	December 31, 2020
Finished goods	$92.0	$94.0
Goods in process	5.9	5.7
Raw materials and supplies	27.2	23.2
Total inventories, net	$125.1	$122.9

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

The following table presents details related to our property, plant and equipment, net:

	March 31, 2021	December 31, 2020
Land	$10.6	$10.6
Buildings	82.1	81.8
Machinery and equipment	461.2	458.9
Computer software	16.1	15.9
Construction in progress	16.1	16.4
Less accumulated depreciation and amortization	(343.9)	(336.7)
Total property, plant and equipment, net	$242.2	$246.9

	Three Months Ended March 31,
	2021	2020
Depreciation expense	$8.1	$8.9

On March, 10, 2021 the Company sold its South Gate, California facility, previously classified as Assets held-for-sale, for a purchase price of $76.7 million. The Company received proceeds of $65.3 million, net of fees, expenses and certain amounts held in an environmental-related escrow account. The Company realized a gain of $46.0 million on the sale.

At December 31, 2020, the Company had classified as Assets held-for-sale, $17.8 million of primarily land and buildings related to the South Gate, California facility that met all related criteria under U.S. GAAP.

NOTE 5. LEASES
The Company's leases, excluding short-term leases, have remaining terms of less than one year to ten years, some of which include options to extend for up to ten years or more. The exercise of lease renewal options is at our sole discretion. Certain leases also include options to purchase the leased property. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.
During the first quarter of 2021, the Company's Technical Center lease commenced and resulted in recognition of an additional $2.2 million in ROU assets and operating lease liabilities.
The following table summarizes components of lease expense:

	Three Months Ended
	March 31, 2021	March 31, 2020
Finance lease cost	$0.1	$0.1
Operating lease cost	1.2	1.2
Short-term lease cost	0.4	0.2
Total lease cost	$1.7	$1.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The following table summarizes supplemental balance sheet information related to leases:

Lease Category	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets:
Operating lease assets	Operating lease assets	$9.9	$8.5
Finance lease assets	Property, plant and equipment, net	1.1	1.0
Total lease assets		$11.0	$9.5
Liabilities:
Current
Operating lease liabilities	Current operating lease liabilities	$2.2	$2.7
Finance lease liabilities	Current installments of long-term debt	0.4	0.3
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	7.7	5.8
Finance lease liabilities	Long-term debt, net of unamortized debt issuance costs	0.7	0.7
Total lease liabilities		$11.0	$9.5

The following table summarizes supplemental cash flow information related to leases:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1.2	$1.2
Financing cash flows from finance leases	0.1	0.1
Non-cash lease liability activity:
Lease assets obtained in exchange for new operating lease liabilities	2.6	1.1
Lease assets obtained in exchange for new finance lease liabilities	0.2	0.1

The following table summarized weighted average remaining lease term and weighted average discount rate:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term - Operating leases (in years)	4.6	4.1
Weighted average remaining lease term - Finance leases (in years)	2.0	3.0
Weighted average discount rate - Operating leases (%)	10.5%	9.5%
Weighted average discount rate - Finances leases (%)	7.5%	7.1%

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The following table provides future minimum payments at March 31, 2021, by year and in the aggregate, for leases having non-cancelable lease terms in excess of one year:

	Operating Leases	Finance Leases
2021 (excluding the three months ended March 31, 2021)	$2.5	$0.3
2022	2.6	0.4
2023	2.2	0.2
2024	2.0	0.1
2025	1.6	0.1
Thereafter	3.3	—
Total lease payments	14.2	1.1
Less: Unamortized interest	4.3	—
Total	$9.9	$1.1

The Company has an additional operating lease for our new headquarters, that has not yet commenced with an estimated initial ROU asset of $9.4 million. This operating lease is expected to commence during June of 2021 with a lease term of 10 years.

NOTE 6. INTANGIBLE ASSETS

The following table details amounts related to our intangible assets, net:

		March 31, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Contractual arrangements	5 years	$33.4	$25.2	$33.4	$23.6
Land use rights	50 years	3.2	0.6	3.2	0.5
Intellectual property	2-15 years	5.7	2.1	5.6	2.0
Subtotal		42.3	27.9	42.2	26.1
Indefinite-lived intangible assets:
Trademarks and brand names	Indefinite	2.9		2.9
Total intangible assets, net		$45.2	$27.9	$45.1	$26.1

	Three Months Ended March 31,
	2021	2020
Amortization expense	$1.8	$1.7

The following table outlines the estimated future amortization expense related to intangible assets:

	2021 (a)	2022	2023	2024	2025	Thereafter
Estimated amortization expense	$5.2	$3.7	$0.4	$0.4	$0.4	$0.4
(a) Amortization remaining in current year.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 7. DEBT

	March 31, 2021	December 31, 2020
Credit lines (international)	$8.0	$4.5
Insurance premiums financing	0.2	1.0
Short-term debt	8.2	5.5
Current installment of Term Loan Facility	3.5	2.6
Current installment of finance leases	0.4	0.3
Current installments of long-term debt	3.9	2.9
Noncurrent portion of Term Loan Facility	46.5	67.4
Amended ABL Credit Facility	—	10.0
Noncurrent portion of finance leases	0.7	0.7
Total principal balance outstanding	47.2	78.1
Less: Deferred financing costs, net	(6.3)	(6.7)
Long-term debt, net of unamortized debt issuance costs	40.9	71.4
Total	$53.0	$79.8

Upon the sale of our South Gate, California facility we made a mandatory payment of $20.0 million to Pathlight Capital L.P. towards the principal balance on our Term Loan Facility as required by the Term Loan Agreement. As part of the mandatory payment, we paid an additional $0.4 million in prepayment premium fees. Additional proceeds from the South Gate, California facility sale were applied to outstanding borrowings under our Amended ABL Credit Facility. Upon completion of the sale, the temporary $30.0 million restriction on available liquidity under the Amended ABL Credit Facility was removed.

During March 2021, we entered a new line of credit in China. The new credit limit is approximately $9 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility. There was $4.5 million outstanding under the new line of credit at March 31, 2021. In addition, at March 31, 2021, an incremental $3.5 million of borrowings were outstanding under a local borrowing agreement in China, which were repaid in April 2021, resulting from the maturity of the prior line of credit in February 2021.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense (benefit):

	Three Months Ended March 31
	2021	2020
Defined-benefit pension, U.S.:
Service cost	$0.2	$0.6
Interest cost	2.6	3.1
Expected return on plan assets	(5.2)	(5.3)
Amortization of net actuarial (gain) loss	0.7	2.6
Total, defined-benefit pension, U.S.	$(1.7)	$1.0
Defined-benefit pension, Canada:
Interest cost	$0.1	$0.1
Expected return on plan assets	(0.1)	(0.1)
Amortization of net actuarial (gain) loss	—	0.1
Total, defined-benefit pension, Canada	$—	$0.1
Defined-benefit postretirement, U.S.:
Interest cost	$0.3	$0.5
Amortization of prior service costs (credits)	(0.3)	(0.1)
Amortization of net actuarial (gain) loss	(0.3)	(1.2)
Total, defined-benefit postretirement, U.S.	$(0.3)	$(0.8)

NOTE 9. FINANCIAL INSTRUMENTS
Financial instruments are required to be disclosed at fair value in the condensed consolidated financial statements.
The fair value of cash, accounts and notes receivable, trade accounts payable and accrued expenses approximate their carrying amounts due to the short-term maturities of these assets and liabilities.

		Fair Value at March 31, 2021
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$0.9	$0.9	$—	$—	$0.9
Total foreign credit facilities	8.0	—	8.0	—	8.0
Term Loan Facility	50.0	—	52.0	—	52.0
Total financial liabilities	$58.9	$0.9	$60.0	$—	$60.9

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
Borrowings under the Amended ABL Credit Facility, foreign lines of credit and the Term Loan Facility are quoted in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the liability (Level 2 inputs).
We do not have any assets or liabilities that are valued using Level 3 unobservable inputs.

NOTE 10. LITIGATION AND RELATED MATTERS
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
Summary of Financial Position
There were no material liabilities recorded as of March 31, 2021 and December 31, 2020 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

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
On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019. On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel. On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020. On August 17, 2020, the Company moved to dismiss the amended complaint, and the lead plaintiff filed an opposition on October 1, 2020. On November 30, 2020, the Company reached a settlement in principle to fully resolve this matter. The settlement agreement, which is subject to final court approval, provides in part for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement. The $3.75 million settlement payment will be paid by our insurance provider under our relevant insurance policy. On January 15, 2021, the lead plaintiff filed a motion for preliminary approval of the settlement. On February 23, 2021, the court granted preliminary approval of the settlement, preliminary certification of the settlement class and approval to provide notice to the class. The final settlement approval hearing is currently scheduled for July 19, 2021. The Company has recognized a corresponding $3.75 million insurance receivable and $3.75 million accrued expense related to this matter in the captions Accounts and notes receivable, net and Accounts payable and accrued expenses on the Consolidated Balance Sheets as of both March 31, 2021 and December 31, 2020.
While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations, or cash flows.

NOTE 11. REVENUE
We disaggregate revenue based on customer geography as geography represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors.
The following table presents our revenues disaggregated by geographic area based upon the location of the customer:

	Three Months Ended March 31
	2021	2020
Net sales:
United States	$112.1	$115.2
China	16.5	6.6
Canada	8.7	7.3
Australia	7.9	6.9
Other	3.7	2.7
Total net sales	$148.9	$138.7

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 12. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended March 31
	2021	2020
Income (loss) before income taxes	$26.4	$(13.5)
Income tax expense (benefit)	(0.8)	(0.3)
Effective tax rate	(3.0)%	2.2%
For the three months ended March 31, 2021 we recognized an income tax benefit consisting of a U.S. income tax benefit offset by foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s deferred tax liabilities due to the sale of its South Gate, California facility.

For the three months ended March 31, 2020, we recognized an income tax benefit consisting of a U.S. income tax benefit and foreign income tax expense from various jurisdictions. The U.S. income tax benefit related to OCI.
As of March 31, 2021, we consider foreign unremitted income to be permanently reinvested.

NOTE 13. EARNINGS (LOSS) PER SHARE OF COMMON STOCK
The table below details the calculation and reconciliation of shares used in the calculation for basic and diluted earnings (loss) per share calculations for the periods indicated.

	Three Months Ended March 31
	2021	2020
Net income (loss)	$27.2	$(13.2)

Weighted average shares outstanding:
Weighted average common shares outstanding	21,668,943	21,527,453
Weighted average common shares, vested not yet issued	241,269	317,129
Weighted average common shares outstanding - Basic	21,910,212	21,844,582
Dilutive impact of stock-based compensation plans	172,979	—
Weighted average common shares outstanding - Diluted	22,083,191	21,844,582

Income (loss) per share of common stock:
Basic income (loss) per share of common stock	$1.24	$(0.60)
Diluted income (loss) per share of common stock	1.23	(0.60)

The diluted loss per share for 2020 was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in periods in which the performance conditions are met.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The following stock-based compensation awards were excluded from the computation of diluted income (loss) per share of common stock:

	Three Months Ended March 31
	2021	2020
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive or because performance conditions were not met	1,447,441	1,241,636

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI.

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$6.7	$(1.0)	$(65.0)	$(59.3)
Other comprehensive income (loss) before reclassifications, net of tax impact of $—, $0.1, $— and $0.1, respectively	(0.8)	(0.1)	—	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	0.2	0.1	0.3
Net current period other comprehensive income (loss)	(0.8)	0.1	0.1	(0.6)
Balance, March 31, 2021	$5.9	$(0.9)	$(64.9)	$(59.9)

Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive income (loss) before reclassifications, net of tax impact of $— , $(0.3), $—, and $(0.3), respectively	(2.5)	1.4	0.2	(0.9)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(0.1)	1.1	1.0
Net current period other comprehensive income (loss)	(2.5)	1.3	1.3	0.1
Balance, March 31, 2020	$(3.0)	$0.7	$(72.3)	$(74.6)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The amounts reclassified from AOCI and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended March 31
	2021	2020	Affected Line Item
Derivative adjustments:
Foreign exchange contracts - purchases	$0.2	$(0.1)	Cost of goods sold
Foreign exchange contracts - sales	0.1	—	Net sales
Total before tax	0.3	(0.1)
Tax impact	(0.1)	—	Income tax expense (benefit)
Total reclassifications of derivative adjustments, net of tax	0.2	(0.1)
Pension and postretirement adjustments:
Prior service cost (credit) amortization	(0.3)	—	Other expense (income) , net
Amortization of net actuarial loss (gain)	0.4	1.4	Other expense (income) , net
Total before tax	0.1	1.4
Tax impact	—	(0.3)	Income tax expense (benefit)
Total reclassifications of pension and postretirement adjustments, net of tax	0.1	1.1
Total reclassifications for the period, net of tax	$0.3	$1.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion supplements and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which includes additional information about the Company's critical accounting policies, contractual obligations, and transactions that support the financial results and provides a more comprehensive summary of the Company's outlooks, trends and strategies for 2021 and beyond.

Executive Overview

We are a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient flooring products primarily in North America and the Pacific Rim. As of March 31, 2021, we operated seven manufacturing plants in three countries, including five manufacturing plants located throughout the U.S. (Illinois, Mississippi, Oklahoma and two in Pennsylvania) and one plant each in China and Australia.

During early 2020, we established a multi-year strategic roadmap to transform and modernize our operations to become a leaner, faster-growing and more profitable business. The transformation encompasses three critical objectives: (i) expanding customer reach; (ii) simplifying product offerings and operations; and (iii) strengthening core capabilities. In addition, we have implemented a new operating model to more effectively accomplish these objectives by: (i) placing customers first by aligning services and products through a more seamless value chain; (ii) leading the industry in product innovation; (iii) simplifying processes and operating complexity to become more competitive and efficient; (iv) realigning the go-to-market model to reach all relevant channels and customers; (v) implementing system changes to improve operations, reduce costs and reignite organic growth; and (vi) investing thoughtfully with a return-focused mindset. The goal of this focused strategy is to transform and modernize AFI, resulting in a company that is more agile, faster-growing and more profitable.

Building on the positive momentum and achievements from the prior year, during 2021 we have (i) commenced the phased relocation of our corporate headquarters with the ribbon-cutting at our new Technical Center during the first quarter of 2021 and completion of the full move expected during the summer of 2021 with expected cost savings of approximately 60% when fully annualized; (ii) launched several new key products including additions to the American Charm collection and the introduction of NexProTM, NexproTM XMB, and Rest & RefugeTM; (iii) commenced shipments from the Company's new fully operational west coast distribution center; (iv) continued to execute on our multichannel go-to-market strategy including expanded rebranding initiatives and the launch of the new distributor-driven Armstrong® Flooring SignatureTM brand and the Armstrong® Flooring ProTM brand that is focused on the builder and multi-family channels; (v) continued initiatives aimed at improving manufacturing efficiency and customer experiences; and (iv) continued to make investments in both talent and process improvements.

On March 10, 2021 we completed the sale of our South Gate, California facility for a total purchase price of $76.7 million. The Company received proceeds of $65.3 million, net of fees, expenses and certain amounts held in an environmental-related escrow account. The Company recognized a gain of $46.0 million on the sale. Concurrent with the sale, the Company paid $20.4 million to Pathlight Capital L.P., including a $20.0 million mandatory repayment of our Term Loan Facility and $0.4 million of prepayment premium fees. Additionally, upon completion of the sale, the temporary $30.0 million restriction on available liquidity under the Amended ABL Credit Facility was removed.

COVID-19
As the COVID-19 pandemic continues, we have seen the overall impact on our business decline. However, we remain committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. We have experienced the impact of the imbalance of global shipping capacity and demand which has led to delays in the receipt of goods from China and Vietnam at U.S. ports. Additionally, while overall economic activity has improved, some of our customers' commercial projects in the retail, office, medical and educational sectors continue to be postponed. These factors have led to a softer demand environment in certain states and channels. The ultimate duration and impact of the pandemic on our future results is unknown.

Outlook
Looking forward, we remain committed to profitable growth over the medium and long-term; however, results will continue to be negatively impacted by COVID-19 in 2021, primarily in the commercial markets served by the Company as well as costs associated with Company's on-going business transformation initiatives. The Company's view for the remainder of 2021 is supported by the below factors, which should be considered in the context of other risks, trends and strategies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020:

•The Company expects sales to improve during the full year 2021 compared to 2020 as a result of decreased COVID-19 pressures, the impact of recently announced price increases, continued expansion into additional market segments, positive trends in residential end markets and new product introductions.
•Operating results in the short-term will be negatively impacted by incremental expenses necessary to execute the Company's business transformation initiatives. This includes anticipated higher Selling, general and administrative expenses, primarily during the remainder of 2021, to support our go-to-market changes. Funding for these initiatives will be aided by the deployment of capital associated with the sale of our South Gate, California facility.
•As the Company navigates 2021, it is focused on several uncertainties, which may impact operating results, including navigating the continued impact of COVID-19, inflationary pressures and the economy-wide logistic and shipping challenges related to receiving goods from Asia.
•During the first quarter of 2021, we experienced inflationary pressures related to the cost of raw materials,sourced products and freight which negatively impacted our gross margins. The Company's recent price increases have accounted for some, but not all, of these pressures. Selling price increases have phased implementation based on contractual terms with our customers. The Company's ability to manage these costs will continue to impact the Company's gross margins, results of operations and cash flows for the remainder of 2021.
•As the Company continues to execute against its multi-year strategic roadmap, the primary areas of focus for 2021 continue to include: (i) continued focus on improving the customer experience while also improving overall profitability; (ii) continued introduction of compelling products into the markets we serve; (iii) expansion of existing and entry into new market segments; and (iv) completion of our headquarters relocation during the summer of 2021.

Geographic Areas

See Note 11, Revenue, in Part I "Financial Statements" to the Condensed Consolidated Financial Statements for additional financial information by geographic areas.

Results of Operations
Condensed Consolidated Results of Operations
Below is a summary of comparative results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31

(Dollars in millions)	2021	2020
Net sales	$148.9	$138.7
Cost of goods sold	129.0	115.4
Gross profit	19.9	23.3
Selling, general and administrative expenses	38.1	36.6
Gain on sale of property	(46.0)	—
Operating income (loss)	27.8	(13.3)
Interest expense	3.5	0.6
Other expense (income), net	(2.1)	(0.4)
Income (loss) before income taxes	26.4	(13.5)
Income tax expense (benefit)	(0.8)	(0.3)
Net income (loss)	$27.2	$(13.2)

Three months ended March 31, 2021 compared to three months ended March 31, 2020
Net sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended March 31		Change		Percentage Point Change Due to
(Dollars in millions)	2021	2020	$	%	Price	Volume	Mix	Currency
	$148.9	$138.7	$10.2	7.4%	2.2%	(14.6)%	18.3%	1.5%
Net sales for the three months ended March 31, 2021 increased $10.2 million compared to the three months ended March 31, 2020 primarily attributable to strong performance in our foreign operations, primarily China. This was partially offset by a slight decrease in U.S. sales where we saw demand increase, but volume decreased due to inefficiencies caused by weather related delays caused by winter storms which affected multiple manufacturing facilities. In addition, we experienced an overall increase in LVT sales.

Cost of goods sold
Cost of goods sold for the three months ended March 31, 2021 was 86.6% of net sales compared to 83.2% of net sales in the three months ended March 31, 2020. For the three months ended March 31, 2021, costs of goods sold increased $13.6 million and 11.8% compared to the three months ended March 31, 2020. The increase was primarily attributable to increased sales, inflation related to the cost of freight and raw materials as well as manufacturing inefficiencies caused by winter storms which affected multiple manufacturing plants.

Selling, general & administrative expenses
Selling, general and administrative expenses for the three months ended March 31, 2021 increased $1.5 million and 4.1% compared to the three months ended March 31, 2020 due primarily to higher incentive compensation accruals during the three months ended March 2021 versus the same period in prior year and increased headcount in our sales organization to support changes in our go-to-market strategy.

Business transformation costs
Beginning in 2018, the Company commenced a multi-year business transformation which resulted in a strategic roadmap formally announced during 2020. The multi-year roadmap encompasses three critical objectives: (i) expanding customer reach; (ii) simplifying product offerings and operations; and (iii) strengthening core capabilities. Such costs (or gains) are included in the captions Costs of goods sold; Selling, general and administrative expenses; or Gain (loss) on sale of property on the Company's Consolidated Statements of Operations as required by U.S. GAAP. A summary of business transformation costs (or gains) included in these captions for the periods presented include:

	For the Three Months Ended March 31,
	2021		2020
(Dollars in millions)	Selling, General & Administrative Expenses	(Gain) Loss on Sale of Property	Selling, General & Administrative Expenses	(Gain) Loss on Sale of Property
Site exit and relocation costs	$0.5	$—	$—	$—
Net gains	—	(46.0)	—	—
Total	$0.5	$(46.0)	$—	$—

Site exit and relocation costs - Site exit and relocation costs include costs associated with exit or disposal activities, including asset write-downs, and non-recurring costs associated with relocation of Company operations. Costs incurred during the three months ended March 31, 2021 related to the Company's corporate headquarters relocation.
Net gains - Net gains result from the sale of redundant properties (primarily land and buildings) and non-core assets. During the three months ended March 31, 2021 net gains related to the sale of our South Gate, California facility which was classified as Assets held-for-sale during 2020. See Note 4, Property, Plant and Equipment, in Part I “Financial Statements” for additional discussion related to this transaction.

Interest expense
For the three months ended March 31, 2021, interest expense increased $2.9 million compared to the three months ended March 31, 2020 due to higher interest rates on debt outstanding resulting from our June 2020 refinancing.

Other expense (income), net
Other income for the three months ended March 31, 2021 increased $1.7 million compared to the three months ended March 31, 2020, primarily attributable to benefits from changes in actuarial assumptions related to our defined-benefit pension and postretirement plans.

Income tax
We recorded an income tax benefit of $0.8 million for the three months ended March 31, 2021 compared to an income tax benefit of $0.3 million for the three months ended March 31, 2020.

The current year income tax benefit consists U.S. income tax benefit offset by foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s deferred tax liabilities due to the sale of its South Gate, California facility.

The prior year income tax benefit consists of a U.S. income tax benefit and foreign income tax expense from various jurisdictions. The U.S. income tax benefit related to OCI.

Liquidity and Capital Resources

The March 2021 sale of our South Gate, California facility had a significant positive effect on the Company's overall liquidity and capital resources.

Upon the sale of our South Gate, California facility we made a mandatory payment of $20.0 million to Pathlight Capital L.P. towards the principal balance on our Term Loan Facility as required by the Term Loan Agreement. As part of this mandatory payment, we paid an additional $0.4 million in prepayment premium fees.

Additional proceeds from the South Gate, California facility sale were applied to outstanding borrowings under our Amended ABL Credit Facility. There were no amounts outstanding under the Amended ABL Credit Facility at March 31, 2021. Additionally, upon completion of the sale, the temporary $30.0 million restriction on available liquidity under the Amended ABL Credit Facility was removed.

During March 2021, we entered a new line of credit in China. The new credit limit is approximately $9 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility. There was $4.5 million outstanding under the new line of credit at March 31, 2021. In addition, at March 31, 2021, an incremental $3.5 million of borrowings were outstanding under a local borrowing agreement in China, which were repaid in April 2021, resulting from the maturity of the prior line of credit in February 2021.
Cash Flow Summary
The table below shows our cash (used for) provided by operating, investing and financing activities:

(Dollars in millions)	Three Months Ended March 31,
	2021	2020
Net cash provided by (used for) operating activities	$(27.8)	$(17.1)
Net cash provided by (used for) investing activities	58.3	(7.5)
Net cash provided by (used for) financing activities	(27.4)	29.9

Operating Activities - Net cash used for operating activities for the three months ended March 31, 2021 was $27.8 million, an increase of $10.7 million from the three months ended March 31, 2020. The increase was primarily related to changes in working capital including an increase in receivables; and a decrease of in net income, net of the gain on sale of property.

Investing Activities - Net cash provided by investing activities for the three months ended March 31, 2021 was $58.3 million, an increase of $65.8 million from the three months ended March 31, 2020. The increase is primarily due to proceeds of $65.3 million related to the sale of our South Gate, California facility.

Financing Activities - Net cash used by financing activities for the three months ended March 31, 2021 was $27.4 million, a decrease of $57.3 million from net cash provided by financing activities for the three months ended March 31, 2020. During the three months ended March 31, 2021 the Company made net debt repayments of $27.3 million compared to $30.0 million of net debt borrowings during the three months ended March 31, 2020.

Sources and Uses of Cash
Our primary sources of liquidity are, and we anticipate that they will continue to be, cash generated from operations and borrowings under our credit facilities. We believe these sources are sufficient to fund our capital needs, including the costs of our business transformation initiatives, planned capital expenditures and to meet our interest and other contractual obligations in the near term. Our liquidity needs for operations vary throughout the year with the majority of our cash flows generated in the second and third quarters.

As of March 31, 2021 there were no borrowings outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $6.6 million. Total net availability under the Amended ABL Credit Facility and Term Loan Facility as of March 31, 2021 was $80.7 million.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.50% as of March 31, 2021. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of March 31, 2021.

Our foreign subsidiaries had available lines of credit totaling approximately $14 million and there were $8.0 million of borrowings under these lines of credit as of March 31, 2021. During March 2021, we entered a new line of credit in China. The new credit limit is approximately $9 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility. There was $4.5 million outstanding under the new line of credit at March 31, 2021. In addition, at March 31, 2021, an incremental $3.5 million of borrowings were outstanding under a local borrowing agreement in China, which were repaid in April 2021, resulting from the maturity of the prior line of credit in February 2021. Total availability under the combined line of credits as of March 31, 2021 was $6.4 million.

Based on the foregoing, the Company had total liquidity (including Cash and cash equivalents) of $103.8 million at March 31, 2021 compared to $52.0 million at March 31, 2020.

Debt Covenants
The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter and during a Financial Covenant Trigger Period (as defined in the Amendment), maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00.

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

At March 31, 2021, we were in compliance with all debt covenants.

Cash Management
The Company has various cash management systems throughout the world that centralize cash in various bank accounts where it is economically justifiable and legally permissible to do so. These centralized cash balances are then redeployed to other operations to reduce short-term borrowings and to finance working capital needs or capital expenditures. Due to the transitory nature of cash balances, they are normally invested in bank deposits that can be withdrawn at will or in very liquid short-term bank time deposits. The Company's policy is to primarily use the banks that participate in our Amended ABL credit facility located in the various countries in which the Company operates. The Company monitors the creditworthiness of banks and when appropriate will adjust banking operations to reduce or eliminate exposure to less creditworthy banks.

At March 31, 2021, our Cash and cash equivalents totaled $16.7 million, of which $2.3 million was held in the U.S. and $14.4 million held by non-U.S. subsidiaries. At March 31, 2021 none of our consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. While our remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of our non-U.S. operations.

Recent Accounting Pronouncements
See Note 1, Business and Basis of Presentation, in Part I “Financial Statements” for a discussion of recent accounting pronouncements, including accounting pronouncements that are effective in future periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risks have not changed significantly from those disclosed in “Quantitative and Qualitative Disclosures About Market Risk” and included in Part II, Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.
As of March 31, 2021, the Company's CEO and CFO, together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 10, Litigation and Related Matters, in Part I, Item 1, “Financial Statements”.

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about the Company's stock repurchases from January 1, 2021 to March 31, 2021:

Period	Total Number of Shares Purchased [1]	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
January 1-31, 2021	22,920	$3.74	—	—
February 1-28, 2021	—	$—	—	—
March 1-31, 2021	11,781	$5.20	—	—
Total	34,701		—	—
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

Armstrong Flooring, Inc.
(Registrant)

Date:	April 30, 2021

By:	/s/ Amy P. Trojanowski

Amy P. Trojanowski
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	April 30, 2021

By:	/s/ Phillip J. Gaudreau

Phillip J. Gaudreau
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)