Form 10-Q
period 2021-06-30
Armstrong Flooring, Inc.
filed 2021-07-30
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware		47-4303305
(State or other jurisdiction of incorporation or organization)		(I.R.S. employer Identification number)

1770 Hempstead Road		17605
Lancaster	Pennsylvania
(Address of principal executive offices)		(Zip Code)

(717)	672-9611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AFI	New York Stock Exchange

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

The Registrant had 21,685,862 shares of common stock, $0.0001 par value, outstanding at July 16, 2021.

Armstrong Flooring, Inc.

Glossary of Defined Terms

Unless the context requires otherwise, "AFI," the "Company," "we," "our," or "us" refers to Armstrong Flooring Inc., a Delaware corporation and its consolidated subsidiaries. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
Amended ABL Credit Facility	Third Amendment to the ABL credit facility
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	COVID-19 coronavirus
LIBOR	London interbank offered rate
ROU	Right-of-use asset
SEC	Securities and Exchange Commission
South Gate Facility	Facility formerly owned by the Company, located in South Gate, California sold March 10, 2021.
Term Loan Agreement	Pathlight Capital L.P. term loan agreement
Term Loan Facility	Pathlight Capital L.P. term loan facility
U.S. GAAP	Generally accepted accounting principles in the United States of America

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14.6	$13.7
Accounts and notes receivable, net	58.9	43.0
Inventories, net	123.9	122.9
Prepaid expenses and other current assets	15.0	12.9
Assets held-for-sale	—	17.8
Total current assets	212.4	210.3
Property, plant, and equipment, net	237.5	246.9
Operating lease assets	19.9	8.5
Intangible assets, net	15.7	19.0
Deferred income tax assets	4.5	4.4
Other noncurrent assets	9.4	4.4
Total assets	$499.4	$493.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$5.8	$5.5
Current installments of long-term debt	3.9	2.9
Trade accounts payable	83.2	78.5
Accrued payroll and employee costs	16.5	14.8
Current operating lease liabilities	2.3	2.7
Other accrued expenses	19.2	17.7
Total current liabilities	130.9	122.1
Long-term debt, net of unamortized debt issuance costs	49.6	71.4
Noncurrent operating lease liabilities	17.7	5.8
Postretirement benefit liabilities	54.6	55.6
Pension benefit liabilities	4.6	4.6
Deferred income tax liabilities	1.5	2.4
Other long-term liabilities	7.9	9.0
Total liabilities	$266.8	$270.9
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Preferred stock	—	—
Treasury stock, at cost	(86.2)	(87.1)
Additional paid-in capital	677.8	677.4
Accumulated deficit	(300.7)	(308.4)
Accumulated other comprehensive income (loss)	(58.3)	(59.3)
Total stockholders' equity	232.6	222.6
Total liabilities and stockholders’ equity	$499.4	$493.5

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$168.1	$145.6	$317.0	$284.3
Cost of goods sold	146.9	120.9	275.9	236.3
Gross profit	21.2	24.7	41.1	48.0
Selling, general and administrative expenses	39.5	30.3	77.6	66.9
Gain on sale of property	—	—	(46.0)	—
Operating income (loss)	(18.3)	(5.6)	9.5	(18.9)
Interest expense	2.8	1.2	6.3	1.8
Other expense (income), net	(2.3)	(0.5)	(4.4)	(0.9)
Income (loss) before income taxes	(18.8)	(6.3)	7.6	(19.8)
Income tax expense (benefit)	0.7	—	(0.1)	(0.3)
Net income (loss)	$(19.5)	$(6.3)	$7.7	$(19.5)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock	$(0.89)	$(0.29)	$0.35	$(0.89)

Diluted earnings (loss) earnings per share of common stock:
Diluted earnings (loss) per share of common stock	$(0.89)	$(0.29)	$0.35	$(0.89)

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(19.5)	$(6.3)	$7.7	$(19.5)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.1	1.6	0.3	(0.9)
Derivative adjustments	0.2	(0.9)	0.3	0.4
Pension and postretirement adjustments	0.3	0.9	0.4	2.2
Total other comprehensive income (loss)	1.6	1.6	1.0	1.7
Total comprehensive income (loss)	$(17.9)	$(4.7)	$8.7	$(17.8)

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$7.7	$(19.5)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	23.0	20.9
Inventory write down	1.2	—
Deferred income taxes	(0.7)	(0.6)
Stock-based compensation expense	1.4	1.3
Gain on sale of property	(46.0)	—
Gain from long-term disability plan change	—	(1.1)
U.S. pension expense (income)	(3.5)	1.9
Other non-cash adjustments, net	0.3	0.5
Changes in operating assets and liabilities:
Receivables	(17.4)	(9.2)
Inventories	(2.2)	(11.0)
Accounts payable and accrued expenses	9.5	15.4
Other assets and liabilities	(5.0)	(5.5)
Net cash provided by (used for) operating activities	(31.7)	(6.9)
Cash flows from investing activities:
Purchases of property, plant and equipment	(11.1)	(10.9)
Proceeds from sale of assets	65.4	—
Net cash provided by (used for) investing activities	54.3	(10.9)
Cash flows from financing activities:
Proceeds from revolving credit facility	49.3	41.2
Payments on revolving credit facility	(50.1)	(79.2)
Issuance of long-term debt	0.2	70.0
Financing costs	—	(6.9)
Payments on long-term debt	(21.1)	(0.1)
Value of shares withheld related to employee tax withholding	(0.1)	—
Net cash provided by (used for) financing activities	(21.8)	25.0
Effect of exchange rate changes on cash and cash equivalents	0.1	(0.2)
Net increase (decrease) in cash and cash equivalents	0.9	7.0
Cash and cash equivalents at beginning of year	13.7	27.1
Cash and cash equivalents at end of period	$14.6	$34.1
Supplemental Cash Flow Disclosure:
Cash paid for:
Interest paid	$5.3	$1.7
Income taxes paid, net	0.2	0.4
Non-cash transaction:
Amounts in accounts payable for capital expenditures	3.6	2.0

See accompanying notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2020	21,638,141	$—	6,738,521	$(87.1)	$677.4	$(59.3)	$(308.4)	$222.6
Net income (loss)	—	—	—	—	—	—	27.2	27.2
Stock-based employee compensation, net	47,721	—	(47,721)	0.9	(0.4)	—	—	0.5
Other comprehensive income (loss)	—	—	—	—	—	(0.6)	—	(0.6)
March 31, 2021	21,685,862	—	6,690,800	(86.2)	677.0	(59.9)	(281.2)	249.7
Net income (loss)	—	—	—	—	—	—	(19.5)	(19.5)
Stock-based employee compensation, net	—	—	—	—	0.8	—	—	0.8
Other comprehensive income (loss)	—	—	—	—	—	1.6	—	1.6
June 30, 2021	21,685,862	$—	6,690,800	$(86.2)	$677.8	$(58.3)	$(300.7)	$232.6

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$676.7	$(74.7)	$(244.8)	$268.3
Net income (loss)	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based employee compensation, net	36,072	—	(36,072)	0.7	—	—	—	0.7
Other comprehensive income (loss)	—	—	—	—	—	0.1	—	0.1
March 31, 2020	21,555,833	—	6,801,825	(88.2)	676.7	(74.6)	(258.0)	255.9
Net income (loss)	—	—	—	—	—	—	(6.3)	(6.3)
Stock-based employee compensation, net	37,689	—	(18,685)	0.3	0.3	—	—	0.6
Other comprehensive income (loss)	—	—	—	—	—	1.6	—	1.6
June 30, 2020	21,593,522	$—	6,783,140	$(87.9)	$677.0	$(73.0)	$(264.3)	$251.8

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
Basis of Presentation
These Condensed Consolidated Financial Statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including allowances for expected credit losses, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, sales-related accruals, pension and post-retirement liabilities, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and six months ended June 30, 2021 and 2020 included in this Quarterly Report on Form 10-Q are unaudited. Quarterly results are not necessarily indicative of annual results, primarily due to the seasonality of the business and the possibility of changes in economic conditions between periods.
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
Recently Adopted and Recently Issued Accounting Standards
On January 1, 2021 we adopted ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes." This new standard eliminates certain exceptions in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, guidance on accounting for franchise taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of the standard did not have a material impact on our financial condition, results of operations or cash flows.
There are no additional accounting standards that have been issued and become effective for the Company at a future date which are expected to have a material impact on our financial condition, results of operations or cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 2. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net:

	June 30, 2021	December 31, 2020
Customer trade accounts receivables	$70.9	$52.4
Miscellaneous receivables (a)	8.6	9.0
Less: allowance for product claims, discounts, returns and losses	(20.6)	(18.4)
Total accounts and notes receivable, net	$58.9	$43.0
(a) Miscellaneous receivables primarily relate to insurance receivables, the current portion of a distributor note receivable and tax claim receivables not included in Customer trade account receivable.

Allowance for product claims, which is a portion of the allowance for product claims, discounts, returns and losses, represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through credits against customer trade accounts receivable from the independent distributor to AFI.

The following table summarizes the activity for the allowance for product claims:

	Six Months Ended June 30,
	2021	2020
Balance as of January 1	$(10.3)	$(9.0)
Reductions for payments	4.5	3.3
Current year claim accruals	(4.6)	(3.8)
Balance as of June 30	$(10.4)	$(9.5)

NOTE 3. INVENTORIES
The following table presents details related to our inventories, net:

	June 30, 2021	December 31, 2020
Finished goods	$87.4	$94.0
Goods in process	6.0	5.7
Raw materials and supplies	30.5	23.2
Total inventories, net	$123.9	$122.9

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

The following table presents details related to our property, plant and equipment, net:

	June 30, 2021	December 31, 2020
Land	$10.6	$10.6
Buildings	83.1	81.8
Machinery and equipment	442.7	458.9
Computer software	17.0	15.9
Construction in progress	11.6	16.4
Less: accumulated depreciation and amortization	(327.5)	(336.7)
Total property, plant and equipment, net	$237.5	$246.9

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Depreciation expense	$11.4	$8.6	$19.5	$17.4

On March 10, 2021 the Company sold its South Gate Facility, previously classified as assets held-for-sale, for a purchase price of $76.7 million. The Company received proceeds of $65.3 million, net of fees, expenses and certain amounts held in an environmental-related escrow account. The Company realized a gain of $46.0 million during the three months ended March 31, 2021 on the sale. At December 31, 2020, the Company had classified as Assets held-for-sale, $17.8 million of primarily land and buildings related to the South Gate Facility that met all related criteria under U.S. GAAP.

During the three months ended June 30, 2021, the Company accelerated $3.3 million of depreciation expense for property, plant and equipment for which no future alternative use was identified as part of the Company's business transformation initiatives.

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
The following table summarizes components of lease expense:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Finance lease cost	$0.1	$0.1	$0.2	$0.2
Operating lease cost	1.0	1.6	2.2	2.8
Short-term lease cost	0.9	0.5	1.3	0.7
Total lease cost	$2.0	$2.2	$3.7	$3.7

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The following table summarizes supplemental balance sheet information related to leases:

Lease Category	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$19.9	$8.5
Finance lease assets	Property, plant and equipment, net	1.0	1.0
Total lease assets		$20.9	$9.5
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$2.3	$2.7
Finance lease liabilities	Current installments of long-term debt	0.4	0.3
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	17.7	5.8
Finance lease liabilities	Long-term debt, net of unamortized debt issuance costs	0.6	0.7
Total lease liabilities		$21.0	$9.5

The following table summarizes supplemental cash flow information related to leases:

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2.2	$2.8
Financing cash flows from finance leases	0.2	0.2
ROU assets obtained in exchange for lease obligations:
Operating leases	12.3	1.1
Finance leases	0.1	0.3

During the six months ended June 30, 2021, the Company added $11.6 million of additional ROU assets related to the commencement of the Technical Center and Headquarters leases.

The following table summarizes weighted average remaining lease term and weighted average discount rate:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term - Operating leases (in years)	7.6	4.1
Weighted average remaining lease term - Finance leases (in years)	2.6	3.0
Weighted average discount rate - Operating leases (%)	11.4%	9.5%
Weighted average discount rate - Finances leases (%)	7.9%	7.1%

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Maturities of lease liabilities at June 30, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (excluding the six months ended June 30, 2021)	$2.1	$0.2
2022	4.5	0.4
2023	4.2	0.3
2024	3.9	0.1
2025	3.3	0.1
Thereafter	13.5	—
Total lease payments	$31.5	$1.1
Less: Unamortized interest	11.5	0.1
Total	$20.0	$1.0

NOTE 6. INTANGIBLE ASSETS

Intangible assets, net consist of the following:

		June 30, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Contractual arrangements	5 years	$33.4	$26.8	$33.4	$23.6
Land use rights	50 years	3.2	0.6	3.2	0.5
Intellectual property	2-15 years	5.7	2.2	5.6	2.0
Subtotal		42.3	29.6	42.2	26.1
Indefinite-lived intangible assets:
Trademarks and brand names	Indefinite	3.0		2.9
Total intangible assets, net		$45.3	$29.6	$45.1	26.1

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Amortization expense	$1.7	$1.7	$3.5	$3.5

	2021 (a)	2022	2023	2024	2025	Thereafter
Estimated amortization expense	$3.5	$3.7	$0.4	$0.4	$0.4	$0.4
(a) Amortization remaining in current year.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 7. DEBT

	June 30, 2021	December 31, 2020
Credit lines (international)	$4.6	$4.5
Insurance premiums financing	1.2	1.0
Short-term debt	5.8	5.5
Current installment of Term Loan Facility	3.5	2.6
Current installment of finance leases	0.4	0.3
Current installments of long-term debt	3.9	2.9
Noncurrent portion of Term Loan Facility	45.6	67.4
Amended ABL Credit Facility	9.0	10.0
Other financing payable (including finance leases)	0.9	0.7
Total principal balance outstanding, long-term debt	55.5	78.1
Less: Deferred financing costs	(5.9)	(6.7)
Long-term debt, net of unamortized debt issuance costs:	49.6	71.4
Total	$59.3	$79.8

Upon the sale of our South Gate Facility, we made a mandatory payment of $20.0 million to Pathlight Capital L.P. towards the principal balance on our Term Loan Facility as required by the Term Loan Agreement. As part of the mandatory payment, we paid an additional $0.4 million in prepayment premium fees. Additional proceeds from the South Gate Facility sale were applied to outstanding borrowings under our Amended ABL Credit Facility. Upon completion of the sale, the temporary $30.0 million restriction on available liquidity under the Amended ABL Credit Facility was removed.

During March 2021, we entered a new line of credit in China. The new credit limit is $9.3 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense (benefit):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Defined-benefit pension, U.S.
Service cost	$0.3	$0.7	$0.5	$1.3
Interest cost	2.5	3.1	5.1	6.2
Expected return on plan assets	(5.4)	(5.4)	(10.6)	(10.7)
Amortization of net actuarial (gain) loss	0.8	2.5	1.5	5.1
Total, defined-benefit pension, U.S.	$(1.8)	$0.9	$(3.5)	$1.9
Defined-benefit pension, Canada
Interest cost	$0.1	$0.1	$0.2	$0.2
Expected return on plan assets	(0.2)	(0.2)	(0.3)	(0.3)
Amortization of net actuarial (gain) loss	0.1	0.1	0.1	0.2
Settlement/curtailment losses	0.2	—	—	—
Total, defined-benefit pension, Canada	$0.2	$—	$—	$0.1
Defined-benefit postretirement, U.S.
Interest cost	$0.4	$0.5	$0.7	$1.0
Amortization of prior service credits	(0.2)	(0.1)	(0.5)	(0.2)
Amortization of net actuarial (gain) loss	(0.4)	(1.2)	(0.7)	(2.4)
Total, defined-benefit postretirement, U.S.	$(0.2)	$(0.8)	$(0.5)	$(1.6)
The caption Other assets on the Company's Condensed Consolidated Balance Sheets include prepaid pension assets of $6.1 million and $1.1 million at June 30, 2021 and December 31, 2020, respectively.
We expect to contribute an additional $1.9 million to our U.S. postretirement benefit plans for the remainder of 2021.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 9. FINANCIAL INSTRUMENTS
The fair value of cash, accounts and notes receivable, trade accounts payable and accrued expenses approximate their carrying amounts due to the short-term maturities of these assets and liabilities.
Fair value of all other financial instruments are as follows:

		Fair Value at June 30, 2021
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$0.6	$0.6	$—	$—	$0.6
Total Amended ABL Credit Facility	9.0	—	9.0	—	9.0
Total foreign credit facilities	4.6	—	4.6	—	4.6
Term Loan Facility	49.1	—	51.0	—	51.0
Total financial liabilities	$63.3	$0.6	$64.6	$—	$65.2

		Fair Value at December 31, 2020
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$1.1	$1.1	$—	$—	$1.1
Total Amended ABL Credit Facility	10.0	—	10.0	—	10.0
Total foreign credit facilities	4.5	—	4.5	—	4.5
Term Loan Facility	70.0	—	73.8	—	73.8
Total financial liabilities	$85.6	$1.1	$88.3	$—	$89.4
The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs.
Borrowings under the Amended ABL Credit Facility, foreign line of credit and the Term Loan Facility are quoted in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the liability (Level 2 inputs).
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
Summary of Financial Position
There were no material liabilities recorded as of June 30, 2021 and December 31, 2020 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
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
On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019. On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel. On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020. On August 17, 2020, the Company moved to dismiss the amended complaint, and the lead plaintiff filed an opposition on October 1, 2020. On November 30, 2020, the Company reached a settlement in principle to fully resolve this matter. The settlement agreement provides in part for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement. The $3.75 million settlement payment was paid by our insurance provider under our relevant insurance policy. On January 15, 2021, the lead plaintiff filed a motion for preliminary approval of the settlement. On February 23, 2021, the court granted preliminary approval of the settlement, preliminary certification of the settlement class and approval to provide notice to the class. On July 20, 2021 the court entered judgement approving the class action settlement and issued an order dismissing the case in its entirety with prejudice. The Company has recognized a corresponding $3.75 million insurance receivable and $3.75 million accrued expense related to this matter in the captions Accounts and notes receivable, net and Accounts payable and accrued expenses on the Consolidated Balance Sheets as of June 30, 2021.

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
The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales
United States	$125.1	$113.9	$237.2	$229.1
China	22.4	17.4	38.9	24.0
Canada	9.3	6.2	18.0	13.5
Australia	8.4	4.6	16.3	12.5
Other	2.9	3.5	6.6	5.2
Total net sales	$168.1	$145.6	$317.0	$284.3

NOTE 12. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(18.8)	$(6.3)	$7.6	$(19.8)
Income tax expense (benefit)	0.7	—	(0.1)	(0.3)
Effective tax rate	(3.7)%	—%	(1.3)%	1.5%
For the three months ended June 30, 2021 we recognized an income tax expense related to various foreign jurisdictions.

For the six months ended June 30, 2021 we recognized an income tax benefit consisting of a U.S. income tax benefit offset by foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s deferred tax liabilities due to the sale of the South Gate Facility.

For the three months and six months ended June 30, 2020, we recognized an income tax benefit consisting of a U.S. income tax benefit and a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in our valuation allowance due to the tax impact of the gains in other comprehensive income.
As of June 30, 2021, we consider foreign unremitted income to be permanently reinvested.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 13. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(19.5)	$(6.3)	$7.7	$(19.5)

Weighted average shares outstanding:
Weighted average common shares outstanding	21,685,862	21,574,595	21,677,449	21,551,024
Weighted average common shares, vested not yet issued	255,592	346,845	252,060	331,987
Weighted average common shares outstanding - Basic	21,941,454	21,921,440	21,929,509	21,883,011
Dilutive impact of stock-based compensation plans	—	—	158,570	—
Weighted average common shares outstanding - Diluted	21,941,454	21,921,440	22,088,079	21,883,011

Income (loss) per share of common stock:
Basic income (loss) per share of common stock	$(0.89)	$(0.29)	$0.35	$(0.89)
Diluted income (loss) per share of common stock	(0.89)	(0.29)	0.35	(0.89)

In periods when there is a net loss, diluted loss per share is calculated using weighted average common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in periods in which the performance conditions are met.

The following stock-based compensation awards were excluded from the computation of diluted income (loss) per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive or because performance conditions were not met	1,724,334	1,191,452	1,585,888	1,216,544

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the activity, by component, related to the change in AOCI:

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$6.7	$(1.0)	$(65.0)	$(59.3)
Other comprehensive income (loss) before reclassifications, net of tax impact of $—, $0.1, $— and $—, respectively	0.3	(0.2)	(0.1)	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.5	0.5	1.0
Net current period other comprehensive income (loss)	0.3	0.3	0.4	1.0
Balance, June 30, 2021	$7.0	$(0.7)	$(64.6)	$(58.3)

Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive income (loss) before reclassifications, net of tax impact of $— in all components	(0.9)	0.7	0.2	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.3)	2.0	1.7
Net current period other comprehensive income (loss)	(0.9)	0.4	2.2	1.7
Balance, June 30, 2020	$(1.4)	$(0.2)	$(71.4)	$(73.0)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The amounts reclassified from Accumulated other comprehensive (loss) and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,		Affected Line Item
	2021	2020	2021	2020
Derivative adjustments:
Foreign exchange contracts - purchases	$0.2	$(0.1)	$0.4	$(0.2)	Cost of goods sold
Foreign exchange contracts - sales	0.1	(0.1)	0.2	(0.1)	Net sales
Total before tax	0.3	(0.2)	0.6	(0.3)
Tax impact	—	—	(0.1)	—	Income tax expense (benefit)
Total reclassifications of derivative adjustments, net of tax	0.3	(0.2)	0.5	(0.3)
Pension and postretirement adjustments:
Prior service cost (credit) amortization	(0.2)	(0.2)	(0.5)	(0.2)	Other expense (income), net
Amortization of net actuarial loss (gain)	0.7	1.5	1.1	2.9	Other expense (income), net
Total before tax	0.5	1.3	0.6	2.7
Tax impact	(0.1)	(0.4)	(0.1)	(0.7)	Income tax expense (benefit)
Total reclassifications of pension and postretirement adjustments, net of tax	0.4	0.9	0.5	2.0
Total reclassifications for the period, net of tax	$0.7	$0.7	$1.0	$1.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion supplements and should be read in conjunction with the accompanying unaudited condensed consolidated financial statements as well as the audited consolidated financial statements of the Company, including the notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended  December 31, 2020, which includes additional information about the Company's critical accounting policies, contractual obligations, and transactions that support the financial results and provides a more comprehensive summary of the Company's outlooks, trends and strategies for 2021 and beyond.

Executive Overview

We are a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient flooring products primarily in North America and the Pacific Rim. As of June 30, 2021, we operated seven manufacturing plants in three countries, including five manufacturing plants located throughout the U.S. (Illinois, Mississippi, Oklahoma and two in Pennsylvania) and one plant each in China and Australia.

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

Building on the positive momentum and achievements from the prior year, during 2021, despite experiencing inflationary and supply chain headwinds, we have (i) completed the phased relocation of our new corporate headquarters and Technical Center including a first-of-its-kind design center to showcase our full capabilities, with expected cost savings of approximately 60% when fully annualized; (ii) launched several new key products including additions to the American Charm collection and the introduction of NexProTM, NexproTM XMB, and Rest & RefugeTM; (iii) commenced shipments from the Company's new fully operational west coast distribution center; (iv) continued to execute on our multichannel go-to-market strategy, including expanded rebranding initiatives and the launch of the new distributor-driven Armstrong® Flooring SignatureTM brand and the Armstrong® Flooring ProTM brand that is focused on the builder and multi-family channels; (v) continued initiatives aimed at improving manufacturing efficiency and customer experiences; (vi) continued to make investments in both talent and process improvements; and (vii) made our initial sales to the hospitality channel in the second quarter.

On March 10, 2021 we completed the sale of our South Gate Facility for a total purchase price of $76.7 million. The Company received proceeds of $65.3 million, net of fees, expenses and certain amounts held in an environmental-related escrow account. The Company recognized a gain of $46.0 million on the sale. Concurrent with the sale, the Company paid $20.4 million to Pathlight Capital L.P., including a $20.0 million mandatory repayment of our Term Loan Facility and $0.4 million of prepayment premium fees. Additionally, upon completion of the sale, the temporary $30.0 million restriction on available liquidity under the Amended ABL Credit Facility was removed.

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

Outlook
Looking forward, the Company remains committed to profitable growth over the medium and long-term; however, results will continue to be negatively impacted by inflation, supply chain disruptions and the timing of price increases as well as COVID-19 in 2021, primarily in the commercial markets served by the Company as well as costs associated with Company's on-going business transformation initiatives. The Company's view for the remainder of 2021 is supported by the below factors, which should be considered in the context of other risks, trends and strategies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020:

•The Company expects sales to improve during the full year 2021 compared to 2020 as a result of decreased COVID-19 pressures, the impact of recently announced price increases, continued expansion into additional market segments, and positive trends in residential end markets and new product introductions.
•Operating results in the short-term will be negatively impacted by incremental expenses necessary to execute the Company's business transformation initiatives. This includes anticipated higher Selling, general and administrative expenses, primarily during the remainder of 2021, to support the Company's go-to-market changes. Funding for these initiatives will be aided by the deployment of capital associated with the sale of the Company's South Gate Facility.
•As the Company navigates 2021, it is focused on several uncertainties, which may impact operating results, including navigating the continued impact of COVID-19, inflationary and labor pressures as well as continued global logistics and shipping challenges. The global logistic and shipping challenges delayed a substantial number of anticipated order deliveries from the second quarter of 2021 until the third quarter of 2021 and the Company continues to maintain a strong backlog.
•During the second quarter of 2021, the Company continued to experience higher product and transportation costs, which offset a favorable product mix for the quarter. The higher product and transportation costs were driven by the unusual inflationary impacts of the transitory macro-economic recovery which have been higher than historic norms. As a result, the Company currently estimates that total product and transportation costs for the full-year 2021 will be approximately $60 million to $65 million higher than prior year on a comparable basis. The Company is committed to cost containment efforts to offset the impact of inflation and the Company's ability to manage these costs will continue to impact the Company's gross margins, results of operations and cash flows for the remainder of 2021.
•The Company has instituted multiple price increases during the six months ended June 30, 2021. However, increased costs have outpaced the Company's price increases to this point. A third price increase has been announced for August 2021.
•As the Company continues to execute against its multi-year strategic roadmap, the primary areas of focus for 2021 continue to include: (i) continued focus on improving the customer experience while also improving overall profitability; (ii) continued introduction of compelling products into the markets the Company serves; and (iii) expansion of existing and entry into new market segments.

Geographic Areas

See Note 11, Revenue, in Part I "Financial Statements" to the Condensed Consolidated Financial Statements for additional financial information by geographic areas.

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2021	2020	2021	2020
Net sales	$168.1	$145.6	$317.0	$284.3
Cost of goods sold	146.9	120.9	275.9	236.3
Gross profit	21.2	24.7	41.1	48.0
Selling, general and administrative expenses	39.5	30.3	77.6	66.9
Gain on sale of property	—	—	(46.0)	—
Operating income (loss)	(18.3)	(5.6)	9.5	(18.9)
Interest expense	2.8	1.2	6.3	1.8
Other expense (income), net	(2.3)	(0.5)	(4.4)	(0.9)
Income (loss) before income taxes	(18.8)	(6.3)	7.6	(19.8)
Income tax expense (benefit)	0.7	—	(0.1)	(0.3)
Net income (loss)	$(19.5)	$(6.3)	$7.7	$(19.5)

Net sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended June 30,		Change		Percentage Point Change Due to
(Dollars in millions)	2021	2020	$	%	Price	Volume	Mix	Currency
	$168.1	$145.6	$22.5	15.5%	5.7%	(9.9)%	17.0%	2.7%

	Six Months Ended June 30,		Change		Percentage Point Change Due to
(Dollars in millions)	2021	2020	$	%	Price	Volume	Mix	Currency
	$317.0	$284.3	$32.7	11.5%	4.0%	(12.1)%	17.5%	2.1%

Net sales for the three months ended June 30, 2021 increased $22.5 million and 15.5% compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, net sales increased $32.7 million and 11.5% compared to the six months ended June 30, 2020. These increases reflect growth in each region in which the Company operates. Demand improvements, favorable product mix and impacts from previously announced pricing initiatives drove sales increases in both Commercial and Residential channels, offset by supply chain disruptions (including the impact of winter storms during the first quarter of 2021) despite strong demand.

Cost of goods sold
Cost of goods sold for the three months ended June 30, 2021 was 87.4% of net sales compared to 83.0% of net sales in the three months ended June 30, 2020. For the three months ended June 30, 2021, costs of goods sold increased $26.0 million and 21.5% compared to the three months ended June 30, 2020. For the six months ended June 30, 2021, cost of goods sold was 87.0% of net sales compared to 83.1% of net sales in the six months ended June 30, 2020. For the six months ended June 30, 2021, costs of goods sold increased $39.6 million and 16.8% compared to the six months ended June 30, 2020. These increases were primarily attributable to volume, inflation related to the cost of freight and raw materials and supply interruptions which caused manufacturing inefficiencies. In addition, the first quarter of 2021 was impacted by manufacturing inefficiencies caused by winter storms which affected multiple manufacturing plants and the second quarter of 2021 was impacted by a $4.5 million charge, which included $3.3 million of accelerated depreciation expense for property, plant and equipment for which no alternative use was identified and a $1.2 million inventory rationalization charge related to the Company's business transformation initiatives.

Selling, general & administrative expenses
Selling, general and administrative expenses for the three months ended June 30, 2021 increased $9.2 million and 30.4% compared to the three months ended June 30, 2020 and increased $10.7 million and 16.0% for the six months ended June 30, 2021. The increases in both periods were due primarily to increased headcount in our sales organization to support changes in our go-to-market strategy, higher incentive compensation accruals compared to the same periods in prior year, increased advertising and promotion costs compared to the same periods in prior year and cost reduction measures implemented during 2020, in response to the impact of COVID-19, which did not repeat during the current year. In addition, there were incremental expenses of $0.3 million and $0.8 million related to the relocation of the Company's headquarters during the three months and six months ended June 30, 2021, respectively. We expect current year costs to be more indicative of our future cost structure.

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

	For the Three Months Ended June 30,
	2021			2020
(Dollars in millions)	Cost of Goods Sold	Selling, General & Administrative Expenses	(Gain) Loss on Sale of Property	Selling, General & Administrative Expenses
Site exit and relocation costs	$—	$0.3	$—	$—
Employee termination costs	—	—	—	0.7
Product and asset rationalization	4.5	—	—	—
Net gains	—	—	—	—
Total	$4.5	$0.3	$—	$0.7

	For the Six Months Ended June 30,
	2021			2020
(Dollars in millions)	Cost of Goods Sold	Selling, General & Administrative Expenses	(Gain) Loss on Sale of Property	Selling, General & Administrative Expenses
Site exit and relocation costs	$—	$0.8	$—	$—
Employee termination costs	—	—	—	0.7
Product and asset rationalization	4.5	—	—	—
Net gains	—	—	(46.0)	—
Total	$4.5	$0.8	$(46.0)	$0.7

Site exit and relocation costs - Site exit and relocation costs include costs associated with exit or disposal activities, including asset write-downs, and non-recurring costs associated with relocation of Company operations. Costs incurred during the both the three and six months ended June 30, 2021 related to the Company's corporate headquarters relocation.
Employee termination costs - Costs of involuntary termination benefits associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. The employee termination benefit costs during the three and six months ended June 30, 2020 relate to our former CFO.
Product and asset rationalization - As part the Company's on-going business transformation efforts, it may from time-to-time determine to stop producing certain products. As a result, the Company may incur accelerated depreciation charges for certain assets and inventory reserve charges to reflect inventory at estimated market value. Costs incurred during the three and six months ended June 30, 2021 related to such determinations.

Net gains - Net gains result from the sale of redundant properties (primarily land and buildings) and non-core assets. During the six months ended June 30, 2021 net gains related to the sale of our South Gate Facility which was classified as Assets held-for-sale during 2020. See Note 4, Property, Plant and Equipment, in Part I “Financial Statements” for additional discussion related to this transaction.

Interest expense
Interest expense increased $1.6 million and $4.5 million for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 due to higher interest rates on debt outstanding resulting from our June 2020 refinancing.

Other (income) expense, net
Other income increased $1.8 million and $3.5 million, respectively, for the three and six months ended June 30, 2021, respectively, compared to the three and six months ended June 30, 2020 primarily reflecting the positive impact from changes in actuarial assumptions related to defined-benefit pension and postretirement plans.

Income tax
We recorded income tax expense of $0.7 million for the three months ended June 30, 2021 compared to no income tax expense for the three months ended June 30, 2020. The 2021 expense relates to foreign income tax expense from various jurisdictions.

We recorded an income tax benefit of $0.1 million for the six months ended June 30, 2021 compared to a benefit of $0.3 million for the six months ended June 30, 2020, consisting of U.S. income tax benefit offset by a foreign income tax expense from various jurisdictions. The U.S. income tax benefit relates to a reduction in the Company’s deferred tax liabilities due to the sale of the South Gate Facility.

Liquidity and Capital Resources

The March 2021 sale of our South Gate Facility had a significant positive effect on the Company's overall liquidity and capital resources.

Upon the sale of our South Gate Facility we made a mandatory payment of $20.0 million to Pathlight Capital L.P. towards the principal balance on our Term Loan Facility as required by the Term Loan Agreement. As part of this mandatory payment, we paid an additional $0.4 million in prepayment premium fees.

Additional proceeds from the South Gate Facility sale were applied to outstanding borrowings under our Amended ABL Credit Facility. Additionally, upon completion of the sale, the temporary $30.0 million restriction on available liquidity under the Amended ABL Credit Facility was removed.

During March 2021, we entered into a new line of credit in China. The new credit limit is $9.3 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility. There was $4.6 million outstanding under the new line of credit at June 30, 2021. Subsequent to entering into the new line of credit in China, in April 2021, we repaid $3.5 million of borrowings outstanding under an existing local borrowing arrangement in China which matured in February 2021.

Cash Flow Summary
The table below shows our cash (used for) provided by operating, investing and financing activities:

(Dollars in millions)	Six Months Ended June 30,
	2021	2020
Net cash provided by (used for) operating activities	$(31.7)	$(6.9)
Net cash provided by (used for) investing activities	54.3	(10.9)
Net cash provided by (used for) financing activities	(21.8)	25.0

Operating Activities - Net cash used for operating activities for the six months ended June 30, 2021 was $31.7 million, an increase in use of $24.8 million from the six months ended June 30, 2020. The increase was the result of changes in working capital, primarily related to receivables, accounts payable and accrued expenses and the impact of the gain on the sale of the South Gate Facility, offsetting higher net income.

Investing Activities - Net cash provided by investing activities for the six months ended June 30, 2021 was $54.3 million, an increase of $65.2 million from the cash used for investing activities during the six months ended June 30, 2020. The increase is due to the sale of our South Gate Facility.

Financing Activities - Net cash used for financing activities for the six months ended June 30, 2021 was $21.8 million, a decrease of $46.8 million from net cash provided by financing activities for the six months ended June 30, 2020. The decrease was due to new term loan financing of $70.0 million in prior year and higher payments on long-term debt during 2021, offsetting lower net borrowings under the revolving credit facility.

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

As of June 30, 2021 there were borrowings of $9.0 million outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $6.6 million. Total net availability under the Amended ABL Credit Facility and Term Loan Facility as of June 30, 2021 was $72.3 million.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.50% as of June 30, 2021. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of June 30, 2021.

Our foreign subsidiaries had available lines of credit totaling $9.3 million and there were $4.6 million borrowings under these lines of credit as of June 30, 2021. Total availability under these foreign lines of credit as of June 30, 2021 was $4.7 million.

In addition, the Company had $14.6 million of Cash and cash equivalents at June 30, 2021.

Based on the foregoing, the Company had total liquidity (including Cash and cash equivalents) of $91.6 million at June 30, 2021.

Debt Covenants
The Amended ABL Credit Facility requires, among other things, that we maintain a minimum Consolidated Cash Flow (as defined in the Amendment) for the three-fiscal quarter period ending September 30, 2020 and for any four-fiscal quarter period ending thereafter and during a Financial Covenant Trigger Period (as defined in the Amendment) and maintain a minimum Consolidated Fixed Charge Coverage Ratio (as defined in the Amendment) of at least 1.00 to 1.00.

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

At June 30, 2020, we were in compliance with all covenants.

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

At June 30, 2021, our Cash and cash equivalents totaled $14.6 million, of which $3.1 million was held in the U.S. and $11.5 million held by non-U.S. subsidiaries. At June 30, 2021 none of our consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. While our remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of our non-U.S. operations.

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
As of June 30, 2021, the Company's CEO and CFO, together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

Change in Internal Controls over Financial Reporting
There were no changes in the Company’s internal control over financial reporting that occurred during the Company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION
Item 1. Legal Proceedings

See Note 10, Litigation and Related Matters, in Part I, Item 1, “Financial Statements.”

Item 1A. Risk Factors

There have been no material changes in the Company's risk factors discussed in Part I, Item 1A, Risk Factors in our 2020 Annual Report on Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities from March 31, 2021 to June 30, 2021.

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

3.2
Amendment to Amended and Restated Certification of Incorporation of Armstrong Flooring Inc., dated June 4, 2021 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 4, 2021.)

3.3
Amended and Restated Bylaws of Armstrong Flooring, Inc. dated March 30, 2016 (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).

10.1	Form of 2021 Long-Term Time-Based Cash Award - CEO.†
10.2	Form of 2021 Long-Term Time-Based Cash Award - United States.†
10.3	Form of 2021 Long-Term Performance-Based Cash Award - China.†
10.4	Form of 2021 Long-Term Performance-Based Performance Stock Unit Grant - CEO.†
10.5	Form of 2021 Long-Term Performance-Based Performance Stock Unit Grant - No Holding Period.†
10.6	Form of 2021 Long-Term Performance-Based Performance Stock Unit Grant - With Holding Period.†
10.7	Form 2021 Long-Term Time-Based Restricted Stock Unit Grant - CEO.†
10.8	Form 2021 Long-Term Time-Based Restricted Stock Unit Grant ELT.†
10.9	Form 2021 Long-Term Time-Based Cash Award - China.†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
†	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	July 30, 2021

By:	/s/ Amy P. Trojanowski

Amy P. Trojanowski
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	July 30, 2021

By:	/s/ Phillip J. Gaudreau

Phillip J. Gaudreau
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)