Form 10-Q
period 2021-09-30
Armstrong Flooring, Inc.
filed 2021-11-05
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

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

The Registrant had 21,709,428 shares of common stock, $0.0001 par value, outstanding at October 15, 2021.

Armstrong Flooring, Inc.

Glossary of Defined Terms

Unless the context requires otherwise, "AFI," the "Company," "we," "our," or "us" refers to Armstrong Flooring Inc., a Delaware corporation and its consolidated subsidiaries. The Company also uses several other terms in this Quarterly Report on Form 10-Q, which are further defined below:

Term	Description
Amended ABL Credit Facility	ABL credit facility, as amended through the fourth amendment thereto
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	COVID-19 coronavirus
Form 10-Q	Quarterly Report on Form 10-Q
ROU	Right-of-use asset
SEC	Securities and Exchange Commission
South Gate Facility	Facility formerly owned by the Company, located in South Gate, California sold March 10, 2021.
Amended Term Loan Agreement	Pathlight Capital L.P. term loan agreement, as amended through the first amendment thereto
Term Loan Facility	Pathlight Capital L.P. term loan facility
U.S. GAAP	Generally accepted accounting principles in the United States of America

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets (Unaudited)
(Dollars in millions)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$14.9	$13.7
Accounts and notes receivable, net	47.8	43.0
Inventories, net	128.6	122.9
Prepaid expenses and other current assets	20.1	12.9
Assets held-for-sale	—	17.8
Total current assets	211.4	210.3
Property, plant, and equipment, net	233.7	246.9
Operating lease assets	18.9	8.5
Intangible assets, net	14.0	19.0
Deferred income tax assets	4.4	4.4
Other noncurrent assets	11.5	4.4
Total assets	$493.9	$493.5
Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debt	$5.9	$5.5
Current installments of long-term debt (a)	67.3	2.9
Trade accounts payable	89.2	78.5
Accrued payroll and employee costs	18.3	14.8
Current operating lease liabilities	2.7	2.7
Other accrued expenses	21.1	17.7
Total current liabilities	204.5	122.1
Long-term debt (a)	0.9	71.4
Noncurrent operating lease liabilities	17.2	5.8
Postretirement benefit liabilities	54.2	55.6
Pension benefit liabilities	4.5	4.6
Deferred income tax liabilities	1.5	2.4
Other long-term liabilities	7.7	9.0
Total liabilities	290.5	270.9
Commitments and contingencies
Stockholders’ equity:
Common stock	—	—
Preferred stock	—	—
Treasury stock, at cost	(85.8)	(87.1)
Additional paid-in capital	678.0	677.4
Accumulated deficit	(330.4)	(308.4)
Accumulated other comprehensive income (loss)	(58.4)	(59.3)
Total stockholders' equity	203.4	222.6
Total liabilities and stockholders’ equity	$493.9	$493.5
(a) Net of unamortized debt issuance costs. See Note 1 - Business and Basis of Presentation, for additional details..

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
(Dollars in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$168.5	$156.6	$485.5	$440.9
Cost of goods sold	155.6	129.0	431.5	365.3
Gross profit	12.9	27.6	54.0	75.6
Selling, general and administrative expenses	41.7	37.7	119.3	104.6
Gain on sale of property	—	—	(46.0)	—
Operating income (loss)	(28.8)	(10.1)	(19.3)	(29.0)
Interest expense	2.6	2.8	8.9	4.6
Other expense (income), net	(2.3)	(1.5)	(6.7)	(2.4)
Income (loss) before income taxes	(29.1)	(11.4)	(21.5)	(31.2)
Income tax expense (benefit)	0.6	0.3	0.5	—
Net income (loss)	$(29.7)	$(11.7)	$(22.0)	$(31.2)

Basic earnings (loss) per share of common stock:
Basic earnings (loss) per share of common stock	$(1.34)	$(0.53)	$(1.00)	$(1.42)

Diluted earnings (loss) earnings per share of common stock:
Diluted earnings (loss) per share of common stock	$(1.34)	$(0.53)	$(1.00)	$(1.42)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)
(Dollars in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(29.7)	$(11.7)	$(22.0)	$(31.2)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(0.7)	3.6	(0.4)	2.7
Derivative adjustments	0.4	(0.3)	0.7	0.1
Pension and postretirement adjustments	0.2	0.9	0.6	3.1
Total other comprehensive income (loss)	(0.1)	4.2	0.9	5.9
Total comprehensive income (loss)	$(29.8)	$(7.5)	$(21.1)	$(25.3)

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
(Dollars in millions)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(22.0)	$(31.2)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	33.3	32.0
Inventory write down	1.2	—
Deferred income taxes	(0.5)	(0.9)
Stock-based compensation expense	2.0	2.0
Gain on sale of property	(46.0)	—
Gain from long-term disability plan change	—	(1.1)
U.S. pension expense (income)	(5.3)	2.8
Other non-cash adjustments, net	0.8	0.6
Changes in operating assets and liabilities:
Receivables	(10.3)	(7.7)
Insurance receivable	3.8	—
Inventories	(7.4)	(18.0)
Accounts payable and accrued expenses	24.4	11.2
Insurance liability	(3.8)	—
Other assets and liabilities	(10.8)	(6.0)
Net cash provided by (used for) operating activities	(40.6)	(16.3)
Cash flows from investing activities:
Purchases of property, plant and equipment	(16.1)	(15.2)
Proceeds from sale of assets	65.4	0.1
Net cash provided by (used for) investing activities	49.3	(15.1)
Cash flows from financing activities:
Proceeds from revolving credit facility	70.1	43.1
Payments on revolving credit facility	(55.4)	(79.2)
Issuance of long-term debt	0.2	70.0
Financing costs	—	(7.4)
Payments on long-term debt	(22.1)	(0.2)
Value of shares withheld related to employee tax withholding	(0.2)	—
Net cash provided by (used for) financing activities	(7.4)	26.3
Effect of exchange rate changes on cash and cash equivalents	(0.1)	0.2
Net increase (decrease) in cash and cash equivalents	1.2	(4.9)
Cash and cash equivalents at beginning of year	13.7	27.1
Cash and cash equivalents at end of period	$14.9	$22.2
Supplemental Cash Flow Disclosure:
Cash paid for:
Interest paid	$7.8	$3.6
Income taxes paid, net	0.5	0.4
Non-cash transaction:
Amounts in accounts payable for capital expenditures	2.4	2.9

See accompanying Notes to Condensed Consolidated Financial Statements (Unaudited).

Armstrong Flooring, Inc. and Subsidiaries
Condensed Consolidated Statements of Stockholders’ Equity (Unaudited)
(Dollars in millions)

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2020	21,638,141	$—	6,738,521	$(87.1)	$677.4	$(59.3)	$(308.4)	$222.6
Net income (loss)	—	—	—	—	—	—	27.2	27.2
Stock-based employee compensation, net	47,721	—	(47,721)	0.9	(0.4)	—	—	0.5
Other comprehensive income (loss)	—	—	—	—	—	(0.6)	—	(0.6)
March 31, 2021	21,685,862	—	6,690,800	(86.2)	677.0	(59.9)	(281.2)	249.7
Net income (loss)	—	—	—	—	—	—	(19.5)	(19.5)
Stock-based employee compensation, net	—	—	—	—	0.8	—	—	0.8
Other comprehensive income (loss)	—	—	—	—	—	1.6	—	1.6
June 30, 2021	21,685,862	—	6,690,800	(86.2)	677.8	(58.3)	(300.7)	232.6
Net income (loss)	—	—	—	—	—	—	(29.7)	(29.7)
Stock-based employee compensation, net	23,566	—	(23,566)	0.4	0.2	—	—	0.6
Other comprehensive income (loss)	—	—	—	—	—	(0.1)	—	(0.1)
September 30, 2021	21,709,428	$—	6,667,234	$(85.8)	$678.0	$(58.4)	$(330.4)	$203.4

	Common Stock		Treasury Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Equity
	Shares	Amount	Shares	Amount
December 31, 2019	21,519,761	$—	6,837,897	$(88.9)	$676.7	$(74.7)	$(244.8)	$268.3
Net income (loss)	—	—	—	—	—	—	(13.2)	(13.2)
Stock-based employee compensation, net	36,072	—	(36,072)	0.7	—	—	—	0.7
Other comprehensive income (loss)	—	—	—	—	—	0.1	—	0.1
March 31, 2020	21,555,833	—	6,801,825	(88.2)	676.7	(74.6)	(258.0)	255.9
Net income (loss)	—	—	—	—	—	—	(6.3)	(6.3)
Stock-based employee compensation, net	37,689	—	(18,685)	0.3	0.3	—	—	0.6
Other comprehensive income (loss)	—	—	—	—	—	1.6	—	1.6
June 30, 2020	21,593,522	—	6,783,140	(87.9)	677.0	(73.0)	(264.3)	251.8
Net income (loss)	—	—	—	—	—	—	(11.7)	(11.7)
Stock-based employee compensation, net	32,700	—	(32,700)	0.6	—	—	—	0.6
Other comprehensive income (loss)	—	—	—	—	—	4.2	—	4.2
September 30, 2020	21,626,222	$—	6,750,440	$(87.3)	$677.0	$(68.8)	$(276.0)	$244.9

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
Basis of Presentation
These condensed consolidated financial statements are prepared in accordance with U.S. GAAP. The condensed consolidated financial statements include management estimates and judgments, where appropriate. Management uses estimates to record many items including allowances for expected credit losses, inventory obsolescence, lower of cost or market or net realizable value charges, warranty reserves, sales-related accruals, pension and post-retirement liabilities, workers compensation, general liability and environmental claims and income taxes. When preparing an estimate, management determines the amount based upon the consideration of relevant information. Management may confer with outside parties, including outside counsel. Actual results may differ from these estimates. In the opinion of management, all adjustments of a normal recurring nature have been included to provide a fair statement of the results for the reporting periods presented. Operating results for the three and nine months ended September 30, 2021 and 2020 included in this Quarterly Report on Form 10-Q are unaudited. Quarterly results are not necessarily indicative of annual results, primarily due to the seasonality of the business and the possibility of changes in economic conditions between periods.
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
All significant intercompany transactions within AFI have been eliminated from the consolidated financial statements.
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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

Going Concern
These financial statements have been prepared assuming that the Company will continue as a going concern. For the nine months ended September 30, 2021, the Company had a net loss of $22.0 million. As of September 30, 2021, the Company had an accumulated deficit of $330.4 million.
The ability of the Company to continue as a going concern is dependent on the Company maintaining adequate capital and liquidity to fund operating losses until it returns to profitability. On November 1, 2021, the Company entered into the Fourth Amendment to its Credit Agreement, which amended its existing asset-backed revolving credit facility and the First Amendment to its Term Loan Agreement, which amended its existing Term Loan Agreement, both of which modify financial covenant requirements for the period ending September 30, 2021. The Company was in compliance with these covenants at September 30, 2021.
Based on current projections, as a result of worsening supply chain disruptions during the third quarter of 2021 and continued inflationary pressures related to transportation, labor and raw materials, which are expected to continue through 2022, the Company does not currently expect to remain in compliance with certain financial covenants under the asset-backed revolving Credit Agreement or the Term Loan Agreement, each, as amended, for the entirety of the twelve-month period from filing of this Form 10-Q. While the Company has implemented substantial pricing actions, continues to work with its lenders to secure longer-term relief and evaluates other initiatives that could enhance its liquidity, there can be no assurances that these actions will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern. As a result, the Company has reclassified amounts outstanding under the Amended ABL Credit Facility and the Amended Term Loan Agreement from Long-term debt to Current installments of long-term debt at September 30, 2021 on the Condensed Consolidated Balance Sheets. See Note 7, Debt, for additional details.

Asset Impairment Review
The Company’s business transformation has been delayed by supply chain disruptions and inflationary pressures related to transportation, labor and raw materials. As a result, the Company has experienced continued losses and negative cash flows, which were higher than anticipated. These events constitute a triggering event that required impairment testing of our North America asset group as of the last day of the third quarter of 2021. The results of this impairment testing indicated that, as of September 30, 2021, our North America asset group is not impaired. While no long-lived asset impairment existed as of September 30, 2021, such charges are possible in the future, which could have a material adverse effect on future results.

NOTE 2. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and note receivables, net:

	September 30, 2021	December 31, 2020
Customer trade accounts receivables	$65.8	$52.4
Miscellaneous receivables (a)	4.4	9.0
Less: allowance for product claims, discounts, returns and losses	(22.4)	(18.4)
Total accounts and notes receivable, net	$47.8	$43.0
(a) Miscellaneous receivables primarily relate to the current portion of a distributor note receivable, tax claim receivables and medical insurance rebate receivables not included in Customer trade account receivables. The decrease in Miscellaneous receivables is primarily due to receipt of an insurance receivable associated with a shareholder lawsuit that was included in the balance at December 31, 2020. See Note 10, Litigation and Related Matters, for additional details.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The following table summarizes the activity for the allowance for product claims:

	Nine Months Ended September 30,
	2021	2020
Balance as of January 1	$(10.3)	$(9.0)
Reductions for payments	7.4	4.9
Current year claim accruals	(8.7)	(5.9)
Balance as of September 30	$(11.6)	$(10.0)

NOTE 3. INVENTORIES
The following table presents details related to our inventories, net:

	September 30, 2021	December 31, 2020
Finished goods	$88.0	$94.0
Goods in process	5.6	5.7
Raw materials and supplies	35.0	23.2
Total inventories, net	$128.6	$122.9

NOTE 4. PROPERTY, PLANT AND EQUIPMENT

The following table presents details related to our property, plant and equipment, net:

	September 30, 2021	December 31, 2020
Land	$10.3	$10.6
Buildings	83.0	81.8
Machinery and equipment	445.5	458.9
Computer software	18.4	15.9
Construction in progress	10.7	16.4
Less: accumulated depreciation and amortization	(334.2)	(336.7)
Total property, plant and equipment, net	$233.7	$246.9

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation expense	$8.5	$9.3	$28.0	$26.8

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

During the second quarter of 2021, the Company accelerated $3.3 million of depreciation expense for property, plant and equipment for which no future alternative use was identified as part of the Company's business transformation initiatives.

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
The following table summarizes components of lease expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Finance lease cost	$0.1	$0.1	$0.3	$0.3
Operating lease cost	1.5	0.5	3.7	3.3
Short-term lease cost	0.5	—	1.8	0.7
Total lease cost	$2.1	$0.6	$5.8	$4.3

The following table summarizes supplemental balance sheet information related to leases:

Lease Category	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$18.9	$8.5
Finance lease assets	Property, plant and equipment, net	1.2	1.0
Total lease assets		$20.1	$9.5
Liabilities
Current
Operating lease liabilities	Current operating lease liabilities	$2.7	$2.7
Finance lease liabilities	Current installments of long-term debt	0.5	0.3
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	17.2	5.8
Finance lease liabilities	Long-term debt, net of unamortized debt issuance costs	0.7	0.7
Total lease liabilities		$21.1	$9.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The following table summarizes supplemental cash flow information related to leases:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3.0	$3.2
Financing cash flows from finance leases	0.3	0.2
ROU assets obtained in exchange for lease obligations:
Operating leases	12.4	2.8
Finance leases	0.4	0.7

During the nine months ended September 30, 2021, the Company added $11.6 million of additional ROU assets related to the commencement of the Technical Center and Headquarters leases.

The following table summarizes weighted average remaining lease term and weighted average discount rate:

	September 30, 2021	December 31, 2020
Weighted average remaining lease term - Operating leases (in years)	7.7	4.1
Weighted average remaining lease term - Finance leases (in years)	2.7	3.0
Weighted average discount rate - Operating leases (%)	11.5%	9.5%
Weighted average discount rate - Finances leases (%)	8.3%	7.1%

Maturities of lease liabilities at September 30, 2021 were as follows:

	Operating Leases	Finance Leases
2021 (excluding the nine months ended September 30, 2021)	$1.2	$0.1
2022	4.5	0.5
2023	4.2	0.4
2024	3.9	0.2
2025	3.3	0.1
Thereafter	13.5	—
Total lease payments	30.6	1.3
Less: Unamortized interest	10.7	0.1
Total	$19.9	$1.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 6. INTANGIBLE ASSETS

Intangible assets, net consist of the following:

		September 30, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-lived intangible assets:
Contractual arrangements	5 years	$33.4	$28.4	$33.4	$23.6
Land use rights	50 years	3.2	0.6	3.2	0.5
Intellectual property	2-15 years	5.7	2.3	5.6	2.0
Subtotal		42.3	31.3	42.2	26.1
Indefinite-lived intangible assets:
Trademarks and brand names	Indefinite	3.0		2.9
Total intangible assets, net		$45.3	$31.3	$45.1	26.1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Amortization expense	$1.8	$1.7	$5.3	$5.2

	2021 (a)	2022	2023	2024	2025	Thereafter
Estimated amortization expense	$1.8	$3.7	$0.4	$0.4	$0.4	$2.0
(a) Amortization remaining in current year.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 7. DEBT

	September 30, 2021	December 31, 2020
Credit lines (international)	$4.5	$4.5
Insurance premiums financing	1.4	1.0
Short-term debt	5.9	5.5
Current installment of Term Loan Facility	48.3	2.6
Amended ABL Credit Facility	24.1	—
Current installment of finance leases	0.5	0.3
Less: Deferred financing costs	(5.6)	—
Current installments of long-term debt	67.3	2.9
Noncurrent portion of Term Loan Facility	—	67.4
Amended ABL Credit Facility	—	10.0
Other financing payable (including finance leases)	0.9	0.7
Total principal balance outstanding, long-term debt	0.9	78.1
Less: Deferred financing costs	—	(6.7)
Long-term debt, net of unamortized debt issuance costs:	0.9	71.4
Total	$74.1	$79.8

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 8. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
The following table summarizes our pension and postretirement expense (benefit):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Defined-benefit pension, U.S.
Service cost	$0.2	$0.6	$0.7	$1.9
Interest cost	2.6	3.2	7.7	9.4
Expected return on plan assets	(5.3)	(5.3)	(15.9)	(16.0)
Amortization of net actuarial (gain) loss	0.7	2.5	2.2	7.6
Total, defined-benefit pension, U.S.	$(1.8)	$1.0	$(5.3)	$2.9
Defined-benefit pension, Canada
Interest cost	$0.1	$0.1	$0.3	$0.3
Expected return on plan assets	(0.1)	(0.1)	(0.4)	(0.4)
Amortization of net actuarial (gain) loss	0.1	0.1	0.2	0.3
Settlement/curtailment losses	—	—	0.2	—
Total, defined-benefit pension, Canada	$0.1	$0.1	$0.3	$0.2
Defined-benefit postretirement, U.S.
Interest cost	$0.3	$0.5	$1.0	$1.5
Amortization of prior service credits	(0.3)	—	(0.8)	(0.2)
Amortization of net actuarial (gain) loss	(0.3)	(1.2)	(1.0)	(3.6)
Total, defined-benefit postretirement, U.S.	$(0.3)	$(0.7)	$(0.8)	$(2.3)
The caption Other assets on the Company's Condensed Consolidated Balance Sheets include prepaid pension assets of $8.6 million and $1.1 million at September 30, 2021 and December 31, 2020, respectively.
We expect to contribute an additional $1.3 million to our U.S. postretirement benefit plans for the remainder of 2021.

NOTE 9. FINANCIAL INSTRUMENTS
The fair value of cash, accounts and notes receivable, trade accounts payable and accrued expenses approximate their carrying amounts due to the short-term maturities of these assets and liabilities.
Fair value of all other financial instruments are as follows:

		Fair Value at September 30, 2021
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$0.2	$0.2	$—	$—	$0.2
Total Amended ABL Credit Facility	24.1	—	24.1	—	24.1
Total foreign credit facilities	4.5	—	4.5	—	4.5
Term Loan Facility	48.3	—	48.5	—	48.5
Total financial liabilities	$77.1	$0.2	$77.1	$—	$77.3

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
Summary of Financial Position
There were no material liabilities recorded as of September 30, 2021 and December 31, 2020 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.

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
On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019. On March 2, 2020, the court issued an order appointing a lead plaintiff and lead counsel. On July 2, 2020, the lead plaintiff filed an amended complaint asserting similar violations and expanding the alleged class period to cover alleged false and/or misleading statements or omissions made between March 6, 2018 and March 3, 2020. On August 17, 2020, the Company moved to dismiss the amended complaint, and the lead plaintiff filed an opposition on October 1, 2020. On November 30, 2020, the Company reached a settlement in principle to fully resolve this matter. The settlement agreement, which is subject to final court approval, provides in part for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement. On January 15, 2021, the lead plaintiff filed a motion for preliminary approval of the settlement. On February 23, 2021, the court granted preliminary approval of the settlement, preliminary certification of the settlement class and approval to provide notice to the class. The final settlement approval hearing was held July 19, 2021. In September 2021, the $3.75 million settlement payment was paid by our insurance provider under our relevant insurance policy and placed into escrow for distribution. The Company had previously recorded the settlement in the captions Accounts and notes receivable, net and Other accrued expenses in the Condensed Consolidated Balance Sheets.
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
The following table presents our revenues disaggregated by geographic area based upon the location of the customer.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
United States	$121.9	$116.3	$359.1	$345.4
China	26.5	22.3	65.4	46.3
Canada	8.4	7.8	26.4	21.3
Australia	8.0	6.9	24.3	19.4
Other	3.7	3.3	10.3	8.5
Total net sales	$168.5	$156.6	$485.5	$440.9

NOTE 12. INCOME TAXES
The following table presents details related to our income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) before income taxes	$(29.1)	$(11.4)	$(21.5)	$(31.2)
Income tax expense (benefit)	0.6	0.3	0.5	—
Effective tax rate	(2.1)%	(2.7)%	(2.3)%	—%
For the three months ended September 30, 2021 we recognized an income tax expense related to various foreign jurisdictions.

For the nine months ended September 30, 2021 we recognized income tax expense related to various foreign jurisdictions partially offset by a U.S. income tax benefit related to a reduction in the Company's deferred tax liabilities due to the sale of the South Gate Facility.

For the three months and nine months ended September 30, 2020 we recognized an income tax expense related to various foreign jurisdictions offset by a U.S. income tax benefit. The U.S. income tax benefit relates to a reduction in the Company's valuation allowance due to the tax impact of the gains in other comprehensive income.
As of September 30, 2021, we consider foreign unremitted income to be permanently reinvested.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 13. RECONCILIATION OF BASIC AND DILUTED EARNINGS PER SHARE

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(29.7)	$(11.7)	$(22.0)	$(31.2)

Weighted average shares outstanding:
Weighted average common shares outstanding	21,689,928	21,600,477	21,681,655	21,567,629
Weighted average common shares, vested not yet issued	412,519	357,635	255,697	340,599
Weighted average common shares outstanding - Basic	22,102,447	21,958,112	21,937,352	21,908,228
Dilutive impact of stock-based compensation plans	—	—	—	—
Weighted average common shares outstanding - Diluted	22,102,447	21,958,112	21,937,352	21,908,228

Income (loss) per share of common stock:
Basic income (loss) per share of common stock	$(1.34)	$(0.53)	$(1.00)	$(1.42)
Diluted income (loss) per share of common stock	(1.34)	(0.53)	(1.00)	(1.42)

In periods when there is a net loss, diluted loss per share is calculated using weighted average common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive.

Performance-based employee compensation awards are considered potentially dilutive in periods in which the performance conditions are met.

The following stock-based compensation awards were excluded from the computation of diluted income (loss) per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive or because performance conditions were not met	1,799,523	1,136,418	1,657,099	1,189,835

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The following table summarizes the activity, by component, related to the change in accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2020	$6.7	$(1.0)	$(65.0)	$(59.3)
Other comprehensive income (loss) before reclassifications, net of tax impact of $—, $—, $— and $—, respectively	(0.4)	—	—	(0.4)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	0.6	0.7	1.3
Net current period other comprehensive income (loss)	(0.4)	0.6	0.7	0.9
Balance, September 30, 2021	$6.3	$(0.4)	$(64.3)	$(58.4)

Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive income (loss) before reclassifications, net of tax impact of $— , $0.1, $— and $0.1, respectively	2.7	0.4	—	3.1
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	—	(0.3)	3.1	2.8
Net current period other comprehensive income (loss)	2.7	0.1	3.1	5.9
Balance, September 30, 2020	$2.2	$(0.5)	$(70.5)	$(68.8)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)
(Dollars in millions, except per share data)

The amounts reclassified from Accumulated other comprehensive income (loss) and the affected line item of the Condensed Consolidated Statements of Operations are presented in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected Line Item
	2021	2020	2021	2020
Derivative adjustments:
Foreign exchange contracts - purchases	$—	$—	$0.4	$(0.2)	Cost of goods sold
Foreign exchange contracts - sales	0.1	—	0.3	(0.1)	Net sales
Total before tax	0.1	—	0.7	(0.3)
Tax impact	—	—	(0.1)	—	Income tax expense (benefit)
Total reclassifications of derivative adjustments, net of tax	0.1	—	0.6	(0.3)
Pension and postretirement adjustments:
Prior service cost (credit) amortization	(0.3)	—	(0.8)	(0.2)	Other expense (income), net
Amortization of net actuarial loss (gain)	0.5	1.4	1.6	4.3	Other expense (income), net
Total before tax	0.2	1.4	0.8	4.1
Tax impact	—	(0.3)	(0.1)	(1.0)	Income tax expense (benefit)
Total reclassifications of pension and postretirement adjustments, net of tax	0.2	1.1	0.7	3.1
Total reclassifications for the period, net of tax	$0.3	$1.1	$1.3	$2.8

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

Executive Overview

We are a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient flooring products primarily in North America and the Pacific Rim. As of September 30, 2021, we operated seven manufacturing plants in three countries, including five manufacturing plants located throughout the U.S. (Illinois, Mississippi, Oklahoma and two in Pennsylvania) and one plant each in China and Australia.

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

Building on the positive momentum and achievements from the prior year, during 2021 we have (i) completed the phased relocation of our new corporate headquarters and Technical Center including a first-of-its-kind design center to showcase our full capabilities, with expected cost savings of approximately 60% when fully annualized; (ii) launched several new key products including additions to the American Charm collection and the introduction of NexProTM, NexproTM XMB, and Rest & RefugeTM; (iii) commenced shipments from the Company's new fully operational west coast distribution center; (iv) continued to execute on our multichannel go-to-market strategy including expanded rebranding initiatives and the launch of the new distributor-driven Armstrong® Flooring SignatureTM brand and the Armstrong® Flooring ProTM brand that is focused on the builder and multi-family channels; (v) continued initiatives aimed at improving manufacturing efficiency and customer experiences; (vi) continued to make investments in both talent and process improvements; (vii) we made our initial sales to the hospitality channel; and (viii) received numerous product and project awards which recognize our commitment to quality and innovation.

Despite this positive momentum, the Company’s transformation has been delayed and impacted by supply chain issues and inflationary pressures related to transportation, labor and raw materials. We have instituted multiple prices increases during 2021, the realization of which have lagged the increased input costs and have not been adequate to cover inflationary pressures. Accordingly, effective November 1, 2021, the Company instituted an additional price increase, resulting in a complete price re-positioning on installation materials, commercial tile and select residential sheet and commercial/residential manufactured and sourced products, representing some of the most comprehensive pricing actions that the Company has taken to date. In addition, the Company is implementing an ocean freight surcharge. The Company expects these and other actions to begin to mitigate the impact of the inflationary pressures that have impacted current year operating results and to generate more positive momentum in margins heading into 2022. The Company will continue to monitor the larger macro-economic environment and will further adjust its pricing strategy as necessary.

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

Outlook
Looking forward, we remain committed to profitable growth over the medium and long-term; however, results will continue to be negatively impacted by inflation, supply chain disruptions and the timing of pricing increases as well as COVID-19 in 2021, primarily in the commercial markets served by the Company as well as costs associated with Company's on-going business transformation initiatives. The Company's view for the remainder of 2021 is supported by the below factors, which should be considered in the context of other risks, trends and strategies described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020:

•The Company expects sales to improve during the full year 2021 compared to 2020 as a result of decreased COVID-19 pressures, the impact of recently announced price increases, continued expansion into additional market segments, and positive trends in residential end markets and new product introductions.
•Operating results in the short-term continue to be negatively impacted by incremental expenses necessary to execute the Company's business transformation initiatives. This includes anticipated higher Selling, general and administrative expenses, primarily during the remainder of 2021, to support the Company's go-to-market changes. Funding for these initiatives will be aided by the deployment of capital associated with the sale of the Company's South Gate Facility.
•As the Company navigates 2021, it is focused on several uncertainties, which may impact operating results, including navigating the continued impact of COVID-19, inflationary and labor pressures continued global logistics and shipping challenges as well as recently announced energy policy restrictions in China. The global logistics and shipping challenges delayed a substantial number of anticipated order deliveries from the second and third quarter of 2021 until the fourth quarter of 2021 and the first quarter of 2022 and the Company continues to maintain a strong backlog.
•During the third quarter of 2021, the Company continued to experience higher product and transportation costs, which offset a favorable product mix for the quarter. The higher product and transportation costs were driven by the unusual inflationary impacts of the transitory macro-economic recovery which have been higher than historic norms. As a result, the Company currently estimates that total product and transportation costs for the full-year 2021 will be approximately $85 million to $90 million higher than prior year on a comparable basis. The Company is committed to cost containment efforts to offset the impact of inflation (including price increases) and the Company's ability to manage these costs will continue to impact the Company's gross margins, results of operations and cash flows for the remainder of 2021.
•The Company has instituted multiple price increases during the nine months ended September 30, 2021 with additional pricing actions to take affect later this year. The Company expects these increases and actions to begin to mitigate the impact of the recent inflationary pressures that have impacted current year operating results and to generate more positive momentum in margins heading into 2022 and beyond. It is possible that increased selling prices could result in decreased demand for certain product or channels.
•As the Company continues to execute against its multi-year strategic roadmap, the primary areas of focus for the remainder of 2021 continue to include: (i) continued focus on improving the customer experience while also improving overall profitability; (ii) continued introduction of compelling products into the markets the Company serves; and (iii) expansion of existing and entry into new market segments.
•Based on current projections, as a result of worsening supply chain disruptions during the third quarter of 2021 and continued inflationary pressures related to transportation, labor and raw materials, which are expected to continue through 2022, the Company does not currently expect to remain in compliance with certain financial covenants under the asset-backed revolving Credit Agreement or the Term Loan Agreement, each, as amended, for the entirety of the twelve-month period from filing of this Form 10-Q. While the Company has implemented substantial pricing actions, continues to work with its lenders to secure longer-term relief and evaluates other initiatives that could enhance its liquidity, there can be no assurances that these actions will be successful.

Geographic Areas

See Note 11, Revenue, in Part I "Financial Statements" to the condensed consolidated financial statements for additional financial information by geographic areas.

Results of Operations
Condensed Consolidated Results from Continuing Operations
Below is a summary of comparative results of operations for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2021	2020	2021	2020
Net sales	$168.5	$156.6	$485.5	$440.9
Cost of goods sold	155.6	129.0	431.5	365.3
Gross profit	12.9	27.6	54.0	75.6
Selling, general and administrative expenses	41.7	37.7	119.3	104.6
Gain on sale of property	—	—	(46.0)	—
Operating income (loss)	(28.8)	(10.1)	(19.3)	(29.0)
Interest expense	2.6	2.8	8.9	4.6
Other expense (income), net	(2.3)	(1.5)	(6.7)	(2.4)
Income (loss) before income taxes	(29.1)	(11.4)	(21.5)	(31.2)
Income tax expense (benefit)	0.6	0.3	0.5	—
Net income (loss)	$(29.7)	$(11.7)	$(22.0)	$(31.2)

Net sales
Net sales by percentage point change are shown in the table below:

	Three Months Ended September 30,		Change		Percentage Point Change Due to
(Dollars in millions)	2021	2020	$	%	Price	Volume / Mix	Currency
	$168.5	$156.6	$11.9	7.6%	5.6%	0.3%	1.7%

	Nine Months Ended September 30,		Change		Percentage Point Change Due to
(Dollars in millions)	2021	2020	$	%	Price	Volume / Mix	Currency
	$485.5	$440.9	$44.6	10.1%	4.5%	3.6%	2.0%

Net sales for the three months ended September 30, 2021 increased $11.9 million and 7.6% compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, Net sales increased $44.6 million and 10.1% compared to the nine months ended September 30, 2020.

These increases reflect growth in each region in which the Company operates. Demand improvements, favorable product mix and impacts from previously announced pricing initiatives drove sales increases in both Commercial and Residential channels, offset by supply chain disruptions, including the impact of winter storms during the first quarter of 2021 and ocean shipping delays related to sourced products which have delayed receipt of certain products from the second and third quarter of 2021 until the fourth quarter of 2021 and first quarter of 2022, despite strong demand.

Cost of goods sold
Cost of goods sold for the three months ended September 30, 2021 was 92.3% of net sales compared to 82.4% of net sales in the three months ended September 30, 2020. For the three months ended September 30, 2021, costs of goods sold increased $26.6 million and 20.6% compared to the three months ended September 30, 2020.

For the nine months ended September 30, 2021, cost of goods sold was 88.9% of net sales compared to 82.9% of net sales in the nine months ended September 30, 2020. For the nine months ended September 30, 2021, costs of goods sold increased $66.2 million and 18.1% compared to the nine months ended September 30, 2020.

These increases were primarily attributable to increased volume, inflation related to the critical input costs and supply interruptions which have caused manufacturing inefficiencies. In addition, the first quarter of 2021 was impacted by manufacturing inefficiencies caused by winter storms which affected multiple manufacturing plants and the second quarter of 2021 was impacted by a $4.5 million charge, which included $3.3 million of accelerated depreciation expense for property, plant and equipment for which no alternative use was identified and a $1.2 million inventory rationalization charge related to the Company's business transformation initiatives.

Selling, general & administrative expenses
Selling, general and administrative expenses for the three months ended September 30, 2021 increased $4.0 million and 10.6% compared to the three months ended September 30, 2020 and increased $14.7 million and 14.1% for the nine months ended September 30, 2021.

The increases in both periods were due primarily to increased headcount in our sales organization to support changes in our go-to-market strategy, higher incentive compensation accruals compared to the same periods in prior year, increased advertising and promotion costs compared to the same periods in prior year and cost reduction measures implemented during 2020, in response to the impact of COVID-19, which did not repeat during the current year. In addition, there were incremental expenses of $0.2 million and $1.0 million related to the relocation of the Company's headquarters during the three months and nine months ended September 30, 2021, respectively. We expect current year costs to be more indicative of our future cost structure.

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

	For the Three Months Ended September 30,
	2021			2020
(Dollars in millions)	Cost of Goods Sold	Selling, General & Administrative Expenses	(Gain) Loss on Sale of Property	Selling, General & Administrative Expenses
Site exit and relocation costs	$—	$0.2	$—	$0.3
Strategic initiative costs	—	—	—	0.7
Employee termination costs	—	—	—	—
Product and asset rationalization	—	—	—	—
Net gains	—	—	—	—
Total	$—	$0.2	$—	$1.0

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in millions)	Cost of Goods Sold	Selling, General & Administrative Expenses	(Gain) Loss on Sale of Property	Selling, General & Administrative Expenses
Site exit and relocation costs	$—	$1.0	$—	$0.3
Strategic initiative costs	—	—	—	0.7
Employee termination costs	—	—	—	0.7
Product and asset rationalization	4.5	—	—	—
Net gains	—	—	(46.0)	—
Total	$4.5	$1.0	$(46.0)	$1.7

Site exit and relocation costs - Site exit and relocation costs include costs associated with exit or disposal activities, including asset write-downs, and non-recurring costs associated with relocation of Company operations. Costs incurred during the both the three and nine months ended September 30, 2021 and 2020 related to the Company's corporate headquarters relocation.
Strategic initiative costs - Costs of non-recurring strategic projects, including executive leadership transitions, that are not considered part of normal operations. Costs incurred during the three and nine months ended September 30, 2020 related to non-severance costs related to the Company's CFO transition.
Employee termination costs - Costs of involuntary termination benefits associated with one-time benefit arrangements provided as part of an exit or disposal activity are recognized by the Company when a formal plan for reorganization is approved at the appropriate level of management and communicated to the affected employees. The employee termination benefit costs during the nine months ended September 30, 2020 relate to our former CFO.
Product and asset rationalization - As part the Company's on-going business transformation efforts, it may from time-to-time determine to stop producing certain products. As a result, the Company may incur accelerated depreciation charges for certain assets and inventory reserve charges to reflect inventory at estimated market value. Costs incurred during the nine months ended September 30, 2021 related to such determinations included accelerated depreciation expense for idled assets with no future alternative use and certain inventory related charges related to product rationalization decisions.
Net gains - Net gains result from the sale of redundant properties (primarily land and buildings) and non-core assets. During the nine months ended September 30, 2021 net gains related to the sale of our South Gate Facility which was classified as Assets held-for-sale during 2020. See Note 4, Property, Plant and Equipment, in Part I “Financial Statements” for additional discussion related to this transaction.

Interest expense
Interest expense decreased $0.2 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, primarily due to a first quarter 2021 $20 million repayment on our Term Loan Facility.

Interest increased $4.3 million for the nine months ended September 30, 2021 compared to the and nine months ended September 30, 2020 due to higher interest rates on debt outstanding resulting from our June 2020 refinancing.

Other (income) expense, net
Other income increased $0.8 million and $4.3 million, respectively, for the three and nine months ended September 30, 2021, respectively, compared to the three and nine months ended September 30, 2020 primarily reflecting the positive impact from changes in actuarial assumptions related to defined-benefit pension and postretirement plans.

Income tax expense (benefit)
We recorded income tax expense of $0.6 million for the three months ended September 30, 2021 compared to $0.3 income tax expense for the three months ended September 30, 2020. The 2021 expense relates to foreign income tax expense from various jurisdictions.

We recorded an income tax expense of $0.5 million for the nine months ended September 30, 2021 compared to no income tax expense for the nine months ended September 30, 2020 related to various foreign jurisdictions partially offset by a U.S. income tax benefit related to a reduction in the Company's deferred tax liabilities due to the sale of the South Gate Facility.

Liquidity and Capital Resources

In November 2021, the Company entered into the Fourth Amendment to its Amended ABL Credit Facility and the First Amendment to its Term Loan Agreement, both of which modify covenant requirements as of September 30, 2021. The Fourth Amendment to the Amended ABL Credit Facility includes a new financial covenant which requires minimum availability of $32.5 million through November 30, 2021; and $25.0 million thereafter.

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

During March 2021, we entered into a new line of credit in China. The new credit limit is $9.3 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility. There was $4.5 million outstanding under the new line of credit at September 30, 2021. Subsequent to entering into the new line of credit in China, in April 2021, we repaid $3.5 million of borrowings outstanding under an existing local borrowing arrangement in China which matured in February 2021.

Cash Flow Summary
The table below shows our cash (used for) provided by operating, investing and financing activities:

(Dollars in millions)	Nine Months Ended September 30,
	2021	2020
Net cash provided by (used for) operating activities	$(40.6)	$(16.3)
Net cash provided by (used for) investing activities	49.3	(15.1)
Net cash provided by (used for) financing activities	(7.4)	26.3

Operating Activities - Net cash used for operating activities for the nine months ended September 30, 2021 was $40.6 million, an increase in use of $24.3 million from the nine months ended September 30, 2020. The increase was due to lower net cash income partially offset by working capital improvements driven by imporved accounts payable and accrued expense management.

Investing Activities - Net cash provided by investing activities for the nine months ended September 30, 2021 was $49.3 million, an increase of $64.4 million from the cash used for investing activities during the nine months ended September 30, 2020. The increase is due to proceeds from the sale of our South Gate Facility, partially offset by slightly higher capital spending.

Financing Activities - Net cash used for financing activities for the nine months ended September 30, 2021 was $7.4 million, a decrease of $33.7 million from net cash provided by financing activities for the nine months ended September 30, 2020. The decrease was due to new Term Loan Facility of $70.0 million in prior year which did not repeat and mandatory prepayments on the Term Loan Facility during 2021 after the sale of our South Gate Facility, partially offset by higher net borrowings on Amended ABL Credit Facility in the current year and payment of deferred financing costs in prior year which did not repeat during the current year.

Sources and Uses of Cash
As discussed in Note 1, Basis of Presentation, in Part 1, Item 1, “Financial Statements,” in November 2021, the Company entered into the Fourth Amendment to its Amended ABL Credit Facility and the First Amendment to its Term Loan Agreement, both of which modify covenant requirements as of September 30, 2021. The Company was in compliance with these covenants at September 30, 2021.

Based on current projections, as a result of worsening supply chain disruptions during the third quarter of 2021 and continued inflationary pressures related to transportation, labor and raw materials, which are expected to continue through 2022, the Company does not currently expect to remain in compliance with certain financial covenants under the asset-backed revolving Credit Agreement or the Term Loan Agreement, each, as amended, for the entirety of the twelve-month period from filing of this Form 10-Q. While the Company has implemented substantial pricing actions, continues to work with its lenders to secure longer-term relief and evaluates other initiatives that could enhance its liquidity, there can be no assurances that these actions will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

As of September 30, 2021 there were borrowings of $24.1 million outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $6.6 million. Total net availability under the Amended ABL Credit Facility and Term Loan Facility as of September 30, 2021 was $57.2 million.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.50% as of September 30, 2021. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of September 30, 2021.

Our foreign subsidiaries had available lines of credit totaling $9.3 million and there were $4.6 million borrowings under these lines of credit as of September 30, 2021. Total availability under these foreign lines of credit as of September 30, 2021 was $4.7 million.

In addition, the Company had $14.9 million of Cash and cash equivalents at September 30, 2021.

Based on the foregoing, the Company had total liquidity (including Cash and cash equivalents) of $76.8 million at September 30, 2021.

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

The Amended Term Loan Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of our businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements.

The Company was in compliance with these covenants at September 30, 2021. However, based on current projections, as a result of worsening supply chain disruptions during the third quarter of 2021 and continued inflationary pressures related to transportation, labor and raw materials, which are expected to continue through 2022, the Company does not currently expect to remain in compliance with certain financial covenants under the asset-backed revolving Credit Agreement or the Term Loan Agreement, each, as amended, for the entirety of the twelve-month period from filing of this Form 10-Q. While the Company has implemented substantial pricing actions, continues to work with its lenders to secure longer-term relief and evaluates other initiatives that could enhance its liquidity, there can be no assurances that these actions will be successful. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

At September 30, 2021, our Cash and cash equivalents totaled $14.9 million, of which $3.8 million was held in the U.S. and $11.1 million held by non-U.S. subsidiaries. At September 30, 2021 none of our consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. While our remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of our non-U.S. operations.

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
As of September 30, 2021, the Company's CEO and CFO, together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures are effective at the reasonable assurance level described above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) Issuer Purchases of Equity Securities
The following table includes information about the Company's stock repurchases from July 1, 2021 to September 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
July 1-31, 2021	—	$—	—	—
August 1-31, 2021	—	$—	—	—
September 1-30, 2021	9,474	$3.14	—	—
Total	9,474		—	—
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

10.1
Fourth Amendment to Credit Agreement, dated as of November 1, 2021, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with U.S. Securities and Exchange Commission on November 4, 2021).

10.2
First Amendment to Term Loan Agreement, dated as of November 1, 2021, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as filed with U.S. Securities and Exchange Commission on November 4, 2021).

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

Armstrong Flooring, Inc.
(Registrant)

Date:	November 5, 2021

By:	/s/ Amy P. Trojanowski

Amy P. Trojanowski
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer and Principal Financial Officer)

Date:	November 5, 2021

By:	/s/ Phillip J. Gaudreau

Phillip J. Gaudreau
Vice President and Controller
(As Duly Authorized Officer and Principal Accounting Officer)