Form 10-K
period 2021-12-31
Armstrong Flooring, Inc.
filed 2022-03-09
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 001-37589
ARMSTRONG FLOORING, INC.
(Exact name of Registrant as specified in its charter)

Delaware			47-4303305
(State or other jurisdiction of incorporation or organization)			(I.R.S. employer Identification number)

1770 Hempstead Road,	Lancaster,	PA	17605
(Address of principal executive offices)			(Zip Code)

(717)	672-9611
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value	AFI	New York Stock Exchange
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

The aggregate market value of the Common Stock of Armstrong Flooring, Inc. held by non-affiliates based on the closing price ($6.19 per share) on the New York Stock Exchange (trading symbol AFI) as of June 30, 2021 was approximately $94.0 million. As of February 28, 2022 the number of shares outstanding of the registrant’s Common Stock was 21,779,575.

DOCUMENTS INCORPORATED BY REFERENCE
Certain sections of Armstrong Flooring, Inc.’s definitive Proxy Statement for use in connection with its 2022 annual meeting of stockholders, to be filed no later than April 30, 2022 (120 days after the last day of our 2021 fiscal year), are incorporated by reference into Part III of this Form 10-K Report where indicated.

Armstrong Flooring, Inc.

Glossary of Defined Terms

Unless the context requires otherwise, "AFI," the "Company," "we," "our," or "us" refers to Armstrong Flooring, Inc., a Delaware corporation and its consolidated subsidiaries. The Company also uses several other terms in this Form 10-K, which are further defined below:

Term	Description
2016 Directors' Plan	Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan
2016 LTI Plan	Amended and Restated Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan
2021 ABL Amendments	Collectively, the Fourth and Fifth Amendments to the ABL Credit Facility
2021 Term Loan Amendments	Collectively, the First and Second Amendments to the Term Loan Agreement
2022 Proxy Statement	The Company's Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than April 30, 2022
ABL Credit Facility	ABL Credit Facility, as amended through the third amendment thereto
AIP	American Industrial Partners
Amended ABL Credit Facility	ABL Credit Facility, as amended through the fifth amendment thereto
Amended Term Loan Agreement	Pathlight Capital L.P. term loan agreement, as amended though the second amendment thereto
AOCI	Accumulated other comprehensive income (loss)
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AWI	Armstrong World Industries, Inc. (a Pennsylvania corporation)
Board	Board of Directors of the Company
CEO	Chief Executive Officer
CFO	Chief Financial Officer
COVID-19	COVID-19 coronavirus
Credit Agreements	Collectively, the Amended ABL Credit Facility and the Amended Term Loan Agreement
DE&I	Diversity, equity and inclusion
Distribution	The allocation of assets and liabilities related primarily to the Resilient Flooring and Wood Flooring segment to AFI and then distributing the common stock of AFI to Armstrong World Industries, Inc. shareholders
FIFO	First-in, first-out
Form 10-K	Annual Report on Form 10-K
GDP	Gross domestic product
IRS	Internal Revenue Service
ISDA	International Swap and Derivatives Association
IT	Information technology
LIBOR	London interbank offered rate
LIFO	Last-in, first-out
LVT	Luxury vinyl tile
NOL	Net operating loss
PBRSUs	Performance-based restricted stock units
PSAs	Performance-based stock awards
PSUs	Performance-based stock units
PVC	Polyvinyl chloride
RIP	Retirement income plan
ROU	Right-of-use asset
RSUs	Restricted stock units
SEC	Securities and Exchange Commission
Separation	The separation by Armstrong World Industries, Inc., a Pennsylvania corporation, of its Resilient Flooring and Wood Flooring segments from its Building Products segment
SG&A	Selling, general and administrative

Term	Description
South Gate Facility	Facility formerly owned by the Company, located in South Gate, California sold March 10, 2021
Spin-off	Collectively, the Separation and Distribution
TZI	Tarzan Holdco, Inc.
Term Loan Agent	Pathlight Capital L.P.
Term Loan Agreement	Pathlight Capital L.P. term loan agreement
U.S.	United States
U.S. GAAP	Generally accepted accounting principles in the United States of America
UTBs	Unrecognized tax benefits
VCT	Vinyl composition tile

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K and the documents incorporated by reference may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements are subject to various risks and uncertainties and include all statements that are not historical statements of fact and those regarding our intent, belief or expectations, including, but not limited to, our expectations concerning our commercial and residential markets and their effect on our operating results, and our ability to increase revenues, earnings and earnings before interest, taxes, depreciation and amortization. Words such as “anticipate,” “expect,” “intend,” “plan,” “target,” “project,” “predict,” “believe,” “may,” “will,” “would,” “could,” “should,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements. These statements are based on management’s current expectations and beliefs and are subject to a number of factors that could lead to actual results materially different from those described in the forward-looking statements. Although we believe that the assumptions underlying the forward-looking statements are reasonable, we can give no assurance that our expectations will be attained. Factors that could have a material adverse effect on our financial condition, liquidity, results of operations or future prospects or which could cause actual results to differ materially from our expectations include, but are not limited to:

•the process for the potential sale and consideration of other strategic alternatives;
•debt covenants;
•liquidity and our ability to continue as a going concern;
•debt;
•execution of strategy;
•competition;
•availability and costs of raw materials and energy;
•key customers;
•construction activity;
•pandemics, epidemics or other public health emergencies such as the outbreak of COVID-19;
•global economic conditions;
•international operations;
•environmental and regulatory matters;
•information systems and transition services;
•personnel;
•intellectual property rights;
•labor;
•claims and litigation;
•outsourcing; and
•other risks detailed from time to time in our filings with the SEC, press releases and other communications, including those set forth under “Risk Factors” included elsewhere in this Form 10-K.

Such forward-looking statements speak only as of the date they are made. We expressly disclaim any obligation to release publicly any updates or revisions to any forward-looking statements to reflect any change in our expectations with regard thereto or change in events, conditions or circumstances on which any statement is based.

PART I

Item 1. Business

Armstrong Flooring, Inc. is a Delaware corporation incorporated in 2015.

We are a leading global producer of resilient flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell flooring products primarily in North America and the Pacific Rim. As of December 31, 2021, we operated seven manufacturing plants in three countries, including five manufacturing plants located throughout the U.S. (Illinois, Mississippi, Oklahoma and two in Pennsylvania) and one plant each in China and Australia.

On April 1, 2016, we became an independent company as a result of the Separation which was effected by the Distribution. The Spin-off resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business.

On December 31, 2018, we sold our Wood Flooring business to an affiliate of AIP.

During early 2020, we established a multi-year strategic roadmap to transform and modernize our operations to become a leaner, faster-growing and more profitable business. The transformation encompasses three critical objectives: (i) expanding customer reach; (ii) simplifying product offerings and operations; and (iii) strengthening core capabilities. In addition, we have implemented a new operating model that we believe will more effectively accomplish these objectives by: (i) placing customers first by aligning services and products through a more seamless value chain; (ii) aiming to lead the industry in product innovation; (iii) simplifying processes and operating complexity to become more competitive and efficient; (iv) realigning the go-to-market model to reach all relevant channels and customers; (v) implementing system changes to improve operations, reduce costs and reignite organic growth; and (vi) investing thoughtfully with a return-focused mindset. The goal of this focused strategy is to transform and modernize AFI, resulting in a company that is more agile, faster-growing and more profitable.

On December 31, 2021, following our Board's determination that a sale of the Company or other strategic transaction, if completed, would be in the best interests of the Company and the best means to maximize value for the Company's stockholders and other stakeholders, we announced that we had initiated a process for the potential sale of the Company and consideration of other strategic alternatives.

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

North American Commercial — Our products are used in commercial, institutional buildings and multi-family housing. Our revenue opportunities come from new construction as well as renovation of existing buildings. Industry analysts estimate that renovation work represents the majority of the total North American commercial market opportunity. Most of our revenue comes from three major end markets of commercial building: education, healthcare and retail. During 2020, we positioned our entry into the Hospitality vertical, which represents an incremental growth opportunity, and recorded our first sales in this vertical towards the end of 2021. We monitor U.S. construction starts and follow project activity. Our revenue from new construction can lag behind construction starts by as much as twenty-four months given that the installation of flooring typically occurs later in the construction process. We also monitor architectural activity, GDP and general employment levels, which can indicate movement in renovation and new construction opportunities. We believe that these statistics, taking into account the time-lag effect, provide a reasonable indication of our future revenue opportunity from commercial renovation and new construction. We also believe that consumer preferences for product type, style, color, availability, performance attributes and affordability significantly affect our revenue.

North American Residential — We sell products for use in single and multi-family housing. Homeowners, contractors, builders, and property management firms can choose from our innovative flooring products. We compete directly with other domestic and international suppliers of these products. Our flooring products also compete with carpet, stone, wood, laminate and ceramic products, which we do not offer.

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

Outside of North America — We also serve commercial markets in the Pacific Rim region with approximately 90% of the sales in this region coming from China and Australia. The commercial segments we serve are similar to the North American market (healthcare, education, and retail). However, there is a higher penetration of resilient flooring in the hospitality and infrastructure segments in China than in North America. For the countries where we have significant revenue, we monitor various national statistics (such as GDP) as well as construction data (starts and project-related information).

The following table provides an estimate of our net sales, by major markets(a):

North American Commercial		North American Residential		Outside of North America (b)		Total
New	Renovation	New	Renovation	New	Renovation	Commercial	Residential	Total
10%	35%	5%	30%	5%	15%	65%	35%	100%
(a) Management has estimated the above data as the ultimate end-use of our products is not easily determinable. Management believes these estimates to be consistent year-over-year.
(b)    The Company's sales outside of North America are primarily commercial.

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

Products
LVT - LVT represents the fastest growing resilient flooring product category. Through enhanced wear layers and coatings, LVT delivers improved durability and lower maintenance over traditional vinyl tile. In addition, the utilization of advanced printing and embossing technology provides LVT with upgraded visual realism in a wide variety of attractive wood and stone designs. LVT’s modular format offers a wide range of installation options for the professional and do-it-yourself installer, with an enhanced ease of installation when compared to other products such as wood or ceramic tile; this can be seen with the growing popularity of floating and rigid LVT floors. The largest market for LVT is North America. We believe LVT growth has and will continue to come partially at the expense of other product categories in both the soft and hard surface flooring markets.

VCT - VCT is a flooring material composed of PVC chips formed into solid sheets and cut into modular shapes that offers a classic look and economical value. We are the largest producer of VCT which is primarily used in commercial environments. The market for VCT is mature and well-structured, but demand has softened due to customer trends that favor alternate products, including LVT.

Vinyl sheet - Vinyl sheet is a resilient flooring product that comes in a roll that is cut to size. Vinyl sheet performs in high-traffic settings and is low maintenance. Our product Rejuvenations™ Restore™ addresses heath care concerns of both comfort and sound. We produce and sell vinyl sheet product for both residential and commercial markets. We continue to experience a decline in demand for our traditional resilient products, particularly residential vinyl sheet products. The decline in vinyl sheet is driven by loss of market share to competitors as well as consumer trends that favor alternative products, including LVT. During 2020, we introduced the industry's first non-PVC vinyl sheet system, Medinpure™, for use in healthcare applications, which was recognized by many trade publications and industry organizations.

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

Approximately 69% of our consolidated net sales in 2021 were to distributors. Sales to large home centers accounted for approximately 11% of our consolidated sales in 2021. Our remaining sales were primarily to other retailers, end-use customers and contractors. One customer accounted for 10% or more of our total consolidated net sales in 2021.

Approximately 75% of our consolidated net sales in 2020 were to distributors. Sales to large home centers accounted for approximately 16% of our consolidated sales in 2020. Our remaining sales were primarily to other retailers, end-use customers and contractors. One customer accounted for 10% or more of our total consolidated net sales in 2020.

The above changes in sales channels are attributable to our shift in go-to-market strategy, which aims to provide more service options for our customers.

Competition
We face strong competition in all of our businesses. Principal attributes of competition include product performance, product styling, service and price. Competition in North America comes from both domestic and international manufacturers. Additionally, some of our products compete with alternative products or finishing solutions. Our resilient flooring products compete with carpet, stone, wood, ceramic products, rubber and stained or polished concrete. There is excess industry capacity for certain products in some geographies, which tends to increase price competition. The following companies (listed alphabetically) are our primary competitors: AHF LLC, Beaulieu International Group N.V., Creative Flooring Solution, Congoleum Corporation, Engineered Floors, LLC, Forbo Holding AG, Gerflor Group, HMTX Industries (including Metroflor Corporation), Interface, Inc. (including Nora Systems GmbH), LG Floors, Mannington Mills, Inc., Mohawk Industries, Inc., Shaw Industries, Inc. and Tarkett AG. We also compete with private label brokers.

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

Prices for certain high usage raw materials can fluctuate dramatically. Cost increases for these materials can have a significant adverse impact on our manufacturing costs. During the fourth quarter of 2020 there was a resin shortage due to a hurricane and COVID-19. This caused a temporary increase in the price of resin, which is used to make PVC. Additionally, during 2021, the Company experienced supply chain disruptions and significant inflationary pressures related to critical raw materials. Certain raw materials, including PVC, plasticizer and CoPoly, have seen increases ranging from approximately 60% to 150% since January 2020. As a result, we instituted multiple price increases during 2021, the realization of which have lagged the increased input costs and have not been adequate to fully cover inflationary pressures. We will continue to monitor the larger macro-economic environment and will further adjust its pricing strategy as necessary.

Sourced Products
Some of our products are sourced from third parties. Our primary sourced products include LVT, vinyl sheet, installation and maintenance materials and accessories. We purchase most of our sourced products from suppliers that are located outside of the U.S., primarily from Asia. Sales of sourced products represented approximately 43% of our total consolidated revenue in 2021.

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

Shipping and Transportation
Recent trends in shipping continue to extend delivery times for certain products and materials, primarily from China and Vietnam. While we expect this to be temporary in nature, we cannot reasonably predict when the imbalance of global shipping capacity and demand will end. These global logistics and shipping challenges delayed a substantial number of anticipated order deliveries from the second and third quarter of 2021 until the fourth quarter of 2021 and the first quarter of 2022.

In addition, increases in shipping costs have negatively impacted operating results. Certain shipping costs, including ocean freight, increased up to 350% since January 2020. As a result, we instituted multiple price increases during 2021, including the introduction of an ocean freight surcharge, the realization of which have lagged the increased input costs and have not been adequate to fully cover inflationary pressures. We will continue to monitor the larger macro-economic environment and will further adjust its pricing strategy as necessary.

Tariffs
Tariffs impact the cost of products we import from China. The U.S. government announced a tariff of 10% on certain flooring products imported to the U.S. from China, effective on September 24, 2018 with an additional 15% effective on May 10, 2019. In order to partially offset the impact, we implemented price increases that went into effect in the fourth quarter of 2018, and additional price increases that went into effect in the second quarter of 2019 on select impacted products. On November 8, 2019, an exclusion on tariffs of certain flooring products was announced. The exclusion applied retroactively to September 24, 2018. Additional products were added to the exclusion in the second quarter of 2020, also retroactive to September 24, 2018. The exclusions expired in August 2020. We filed for tariff refunds on these products in 2020 and recorded refunds as a reduction of previously recorded expense once formal approval was received. Upon expiration of the exclusion in 2020, we implemented a price increase on select impacted products to offset the expense of the tariffs.

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

Patent protection extends for varying periods according to the date of patent filing or grant and the legal term of a patent in the various countries where patent protection is obtained. The actual protection afforded by a patent, which can vary from country to country, depends upon the type of patent, the scope of its coverage and the availability of legal remedies. Although we consider that, in the aggregate, our patents, licenses and trade secrets constitute a valuable asset of material importance to our business, we do not regard any of our businesses as being materially dependent upon any single patent or trade secret or any group of related patents or trade secrets.

An example of patented technology includes Diamond 10® Technology, which is patented in the United States and certain other countries.

We own or have a license to use certain trademarks, including, but not limited to, without limitation, Armstrong®, Alterna®, BBT®, Diamond 10® Technology, Empower™, Excelon®, Imperial®, Initiator™, Inspiring Great Spaces®, Luxe Plank®, Medintech®, Empower™, Medinpure™, Memories™, Natural Creations®, NexProTM, NexproTM XMB, Rest & RefugeTM, Station Square™, StrataMax® and Vivero®, which are important to our business because of their significant brand name recognition. This includes the new Armstrong Flooring logos developed in 2020 to strengthen and differentiate the Armstrong Flooring brand. Trademark protection continues in some countries as long as the mark is used and continues in other countries as long as the mark is registered. Registrations are generally for fixed, but renewable, terms.

Sustainability
We believe that a commitment to positive environmental and social practices strengthens our organization, increases our connection with our stakeholders and helps us better serve our customers and communities. Through these commitments which are embedded in our corporate strategy, we see additional ways to create value for our stockholders, our employees, our customers and the wider world. As part of this commitment, we focus on operating our global footprint with minimal impact on the environment and designing products with materials and processes that are safe for both people and the planet. As a company, we recover over 80% of our generated waste and operate a closed loop product take-back program which has recycled over 150 million pounds of post-consumer flooring (since program inception prior to the Spin-off). Solar installations at our China and Australia facilities have further reduced our carbon footprint. Water recirculation and rainwater harvesting projects have eliminated over 200 million gallons of water use since 2008. We provide our employees with ongoing support through education, training, development and leadership opportunities and we prioritize the safety and well-being of our employees, stakeholders and communities. We demonstrate our commitment to environmental and social matters in many ways. We published our first Sustainability Report in 2021, which can be found on our website at www.armstrongflooring.com.

There have been no, and we do not expect there to be in the near term, material impacts on our business, financial condition or results of operations as a result of compliance with legislation or regulatory rules regarding climate change. Increased regulation and other climate change concerns, however, could subject us to additional costs and restrictions, and we are not able to predict how such regulations or concerns would affect our business, operations or financial results.

Human Capital
Overview
We had 1,568 employees globally as of December 31, 2021. Our workforce spans 1,172 employees in the U.S. and the remainder in Canada, Australia, China, the Philippines, Singapore and Vietnam.

We are evolving our culture and our human capital strategies to best serve all these employees and align with our growth strategies and the changing social environments. Fostering a culture that is values-based, responsible, ethical and inclusive motivates and empowers our employees. This culture enables us to attract and retain the most talented people, engage them in meaningful and inspiring work and, as a result, fulfill our business goals and objectives. Our human capital philosophy is simple: Invest in people and they will return your investment in dividends. We grow together, encouraging one another to develop our own unique skills and celebrating each individual’s uniqueness, to find fulfillment, success and advancement.

Health and Safety
A key focus of our shared community is on the health, safety and well-being of our employees. We engage in continuous physical safety programs throughout our manufacturing facilities and provide mental and physical well-being programs to all employees. We have continued measures to reduce the impact of the COVID-19 pandemic to ensure employee health, safety and well-being.

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

Diversity, Equity & Inclusion
We recognize DE&I as a business imperative. We believe that our business accomplishments are a result of the efforts of our employees around the world and that a diverse employee population will result in a better understanding of our customers’ needs. We respect the attributes that make each individual unique, including those that can be seen and those that are acquired or learned. Our DE&I purpose is to evolve the organization and our culture to reflect the customers and communities we serve, where employees can be their authentic selves and where differences in background, thought and experience are welcomed, valued and celebrated. We demonstrate purposeful actions and incorporate intentional practices to drive these inclusive behaviors in our daily work. One key example is through changes to our recruiting program, where we have digitally enabled our process to broaden the applicant pool to diverse groups that have traditionally had difficulty accessing job opportunities. This has increased the diversity of our candidate pool and our hires.

We are committed to continually reviewing our operational practices and aligning DE&I initiatives with business objectives. Our DE&I commitment is demonstrated by the establishment of our DE&I Council which considers all parts of our employee experience to ensure that DE&I principles are incorporated into our talent acquisition strategies, development offerings and employee services. The Council is comprised of, and led by, our employees, with executive sponsorship up to and including our CEO.

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

Regulatory Matters
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
We have not experienced a material adverse effect upon our capital expenditures or competitive position as a result of environmental control, legislation and regulations. In addition, there were no material liabilities recorded at December 31, 2021 for potential environmental liabilities on a global basis that we consider probable and for which a reasonable estimate of the probable liability could be made. See Note 11, Litigation and Related Matters, in Part II, Item 8, "Financial Statements" and Part I, Item 1A, "Risk Factors" for additional information.

Website
We maintain a website at www.armstrongflooring.com. Information contained on our website is not incorporated into this document. Reference in this Form 10-K to our website is an inactive text reference only. Form 10-Ks, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge through this website as soon as reasonably practicable after the reports are electronically filed with the SEC.

Item 1A. Risk Factors

Risks Related to our Sale Process, Consideration of Strategic Alternatives, Debt and Liquidity

We may not reach agreement on the sale of the Company or any other strategic transaction.

On December 31, 2021, we announced that we entered into the Fifth Amendment to the ABL Credit Facility and the Second Amendment to the Term Loan Amendment, both of which became effective as of December 30, 2021. In connection with the 2021 Term Loan Amendments, Pathlight Capital LP, in its capacity as our term loan lender, loaned us and our subsidiary, Armstrong Flooring Pty Ltd, additional term loans in an aggregate principal amount of $35.0 million to support us. We simultaneously announced that we had retained Houlihan Lokey Capital, Inc. to assist with a process for the sale of the Company and with the consideration of other strategic alternatives. There can be no assurance that we will reach agreement on any sale of the Company or any other strategic transaction. Also, even if such an agreement is reached, there is a risk that any such transaction would need to be completed through a court-supervised insolvency process. In the event the lenders under the Amended ABL Credit Facility and/or the Amended Term Loan Agreement exercise remedies and/or we seek court protection as described above, holders of our equity securities would likely be entitled to little or no recovery on their investment. See Note 8, Debt, in Part II, Item 8, "Financial Statements," for additional information.

Our Credit Agreements contain a number of covenants that impose significant operating and financial restrictions, including restrictions on our ability to engage in activities that may be in our best long-term interests.

The 2021 ABL Amendments and the 2021 Term Loan Amendments contain provisions that require us and our subsidiaries to adhere to various operational and financial covenants, including meeting certain milestones relating to the process for the sale of the Company, and there can be no assurance that we will be able to comply with these covenants. The failure to comply with any of these covenants would constitute a default under the terms of the Amended ABL Credit Facility and/or the Amended Term Loan Agreement, as applicable, which could have an adverse effect on the Company, including affecting its access to liquidity. In such circumstance, absent additional accommodations from our lenders, the lenders under the Amended ABL Credit Facility and/or the Amended Term Loan Agreement could exercise remedies and/or we could determine to seek protection through a court-supervised insolvency process. In addition, the cash dominion arrangement provided for in the Amended ABL Credit Facility creates certain operational risks for us given the constraints it places on our cash management system and could impede our access to liquidity if for any reason we were unable to borrow under the Amended ABL Credit Facility. See Note 8, Debt, in Part II, Item 8, "Financial Statements," for additional information.

We require a significant amount of liquidity to fund our strategy and operations.

Our failure to comply with various operational and financial covenants included in the 2021 ABL Amendments and 2021 Term Loan Amendments could adversely affect our access to liquidity. In addition, our liquidity needs vary throughout the year. If our business experiences materially negative unforeseen events, we may be unable to generate sufficient cash flow from operations to fund our needs or maintain sufficient liquidity to operate and remain in compliance with our debt covenants, which could result in reduced or delayed planned capital expenditures and other investments and adversely affect our financial condition or results of operations.

The failure to comply with any of these covenants would constitute a default under the terms of the Credit Agreements which could have an adverse effect on the Company, including affecting its access to liquidity.

Our auditor has raised substantial doubts as to our ability to continue as a going concern.

Our consolidated financial statements as of December 31, 2021 and 2020, and for the three-year period ended December 31, 2021 appearing later in this report have been prepared assuming we will continue as a going concern. The Report of Independent Registered Public Accounting Firm on our consolidated financial statements includes an explanatory paragraph related to our recurring losses from operations and notes the ability of the Company to continue as a going concern is dependent on the Company maintaining adequate capital and liquidity to fund operating losses until it returns to profitability or is sold. Accordingly, our ability to continue as a going concern is dependent upon our ability to complete a sale of the Company or to refinance our Credit Agreement no later than June 30, 2022. The failure to complete a sale of the Company or to obtain sufficient financing could adversely affect our ability to achieve our business objectives and continue as a going concern.

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

In March 2020, we announced our strategy to transform and modernize our business, including through go-to-market efforts featuring expanded customer reach, simplification of our business processes, strengthened product innovation and optimized production capabilities. Our inability to execute and fund any of these strategies, including through any failure to invest sufficiently, or to realize intended revenue; margin; SG&A expenses; working capital or capital expenditure benefits or improvements; could have a material adverse effect on our financial condition, liquidity or results of operations.

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

Risks Related to the Macro-Economic and Regulatory Environment

Our business, results of operations, financial condition, cash flows and stock price has been, and may continue to be adversely affected by the outbreak of COVID-19.

We could be negatively impacted by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. In December 2019, there was an outbreak of a new strain of COVID-19. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains and workforce participation due to “shelter-in-place” restrictions by various governments worldwide and created significant volatility and disruption of financial markets. This adversely impacted our results of operations during the fiscal years 2021 and 2020. The extent of the impact of the COVID-19 pandemic on our future operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports; the effect on our customers and demand for our products and services; our ability to sell and provide our products and services, including as a result of travel restrictions and people working remotely; the ability of our customers to pay for our products and services; the overall health of our production employees and our ability to maintain adequate staffing of our facilities to satisfy marketplace demand for our products; and any closures of our or our customers’ offices and facilities all of which are uncertain and cannot be predicted. An extended period of global supply chain and economic disruption could materially affect our business, our results of operations, our access to sources of liquidity, the carrying value of our tangible and intangible assets, our financial condition and our stock price.

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

A portion of our products move in international trade, with approximately 20% of our revenues from operations outside the U.S. and Canada in 2021. Our international trade is subject to currency exchange fluctuations, trade regulations, tariffs, import duties, logistics costs, delays and other related risks, including, for example, the COVID-19 outbreak. Our international operations are also subject to various tax rates, credit risks in emerging markets, political risks, uncertain legal systems and loss of sales to local competitors following currency devaluations in countries where we import products for sale.

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

We are involved with environmental investigation and remediation activities for which our ultimate liability may exceed the currently estimated and accrued amounts. It is possible that we could become subject to additional environmental matters and corresponding liabilities in the future. See Note 11, Litigation and Related Matters, in Part II, Item 8, "Financial Statements," for further information related to environmental matters.

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

We rely heavily on our information systems to operate our business activities, including, among other things, purchasing, distribution, inventory management, processing, shipping and receiving, billing and collection, financial reporting and record keeping. We also rely on our computer hardware, software and network for the storage, delivery and transmission of data to our sales systems, distribution systems and certain of our production processes are managed and conducted by computer. Any interruption, whether caused by human error, natural disasters, power loss, computer viruses, system conversion, intentional acts of vandalism, or various forms of cybercrime including and not limited to hacking, intrusions, malware or otherwise, could disrupt our normal operations. There can be no assurance that we can effectively carry out our disaster recovery plan to handle the failure of our information systems, or that we will be able to restore our operational capacity within sufficient time to avoid material disruption to our business. The occurrence of any of these events could cause unanticipated disruptions in service, decreased customer service and customer satisfaction, harm to our reputation and loss or misappropriation of sensitive information, which could result in loss of customers, increased operating expenses and financial losses. Any such events could in turn have a material adverse effect on our financial condition, liquidity or results of operations.

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

We outsource our IT infrastructure which makes us more dependent upon third parties.

In an effort to make our IT functions more efficient, increase related capabilities, as well as generate cost savings, we outsource a significant portion of our IT infrastructure to a third party service provider. As a result, we rely on the third party to ensure that our related needs are sufficiently met. This reliance subjects us to risks arising from the loss of control over certain processes, changes in pricing that may affect our operating results and potentially, termination of provisions of these services by our supplier. A failure of our service provider to perform may have a material adverse effect on our financial condition, liquidity or results of operations.

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

In addition, our amended and restated certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designation, powers, preferences and relative, participating, optional and other special rights, including preferences over our common stock with respect to dividends and distributions, as our Board generally may determine. The terms of one or more classes or series of preferred stock could dilute the voting power or reduce the value of our common stock. For example, we could grant the holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we could assign to holders of preferred stock could affect the residual value of our common stock.

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
•the right of our Board to issue preferred stock without stockholder approval;
•a provision that directors serving on a classified board may be removed by stockholders only for cause; and
•the ability of our directors, and not stockholders, to fill vacancies on our Board.

In addition, because we are subject to Section 203 of the General Corporation Law of the State of Delaware, this provision could also delay or prevent a change in control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or its affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

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

Notwithstanding the tax opinion, the IRS could determine on audit that the Distribution should be treated as a taxable transaction if it determines that any of the facts, assumptions, representations or covenants set forth in the tax opinion is not correct or has been violated, or that the Distribution should be taxable for other reasons, including as a result of a significant change in stock or asset ownership after the Distribution, or if the IRS were to disagree with the conclusions of the tax opinion. If the Distribution is ultimately determined to be taxable, the Distribution could be treated as a taxable dividend to shareholders for U.S. federal income tax purposes and shareholders could incur significant U.S. federal income tax liability. In addition, AWI and/or we could incur significant U.S. federal income tax liabilities or tax indemnification obligations, whether under applicable law or the Tax Matters Agreement that we entered into with AWI, if it is ultimately determined that certain related transactions undertaken in anticipation of the Distribution are taxable.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our worldwide corporate headquarters is located in Lancaster, Pennsylvania and is leased.

The following table details the location and principal use of the Company's most significant properties:

Location	Principal Use	Interest
Lancaster, Pennsylvania, U.S.	Production - LVT & Residential Sheet	Owned
Beech Creek, Pennsylvania, U.S.	Production - Printed Film	Owned
Kankakee, Illinois, U.S.	Production - LVT, VCT & Residential Tile	Owned
Stillwater, Oklahoma, U.S.	Production - LVT & Residential Sheet	Owned
Jackson, Mississippi, U.S.	Production - VCT	Owned
Montebello, California, U.S.	Warehouse & Distribution	Leased
Wujiang, Jiangsu, China	Production - Commercial Sheet	Owned
Braeside, Victoria, Australia	Production - Commercial Sheet	Owned

In addition to the above, we also operate from a number of other smaller sales and administrative offices (leased or owned) and warehousing facilities (leased or owned). We consider all of our properties at which operations are currently performed to be in satisfactory condition and suitable for their intended use.

Production capacity and the extent of utilization of our facilities are difficult to quantify with certainty. In any one facility, utilization of our capacity varies periodically depending upon demand for the product that is being manufactured. We believe our facilities are adequate and suitable to support the business. We make additional incremental investments in plant facilities as appropriate to balance capacity with anticipated demand, improve quality, improve service and reduce costs.

Item 3. Legal Proceedings

We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of our management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial condition, results of operations or cash flows. See Note 11, Litigation and Related Matters, in Part II, Item 8, "Financial Statements" for additional information related to legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares trade on the New York Stock Exchange under the ticker symbol “AFI.” As of December 31, 2021, there were approximately 189 holders of record of our common stock.

We did not declare any dividends during 2021 or 2020.

Our stock performance graph, required by Item 5, is incorporated by reference to the section entitled "Stock Performance Graph" in the Company’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than April 30, 2022.

Issuer Purchases of Equity Securities

The following table includes information about our stock repurchases from October 1, 2021 to December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that may yet be Purchased under the Plans or Programs
October 1 - 31, 2021	5,596	$3.06	—	—
November 1 - 30, 2021	21,160	2.63	—	—
December 1 - 31, 2021	4,764	2.02	—	—
Total	31,520		—	—
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

We are a leading global producer of flooring products for use primarily in the construction and renovation of commercial, residential and institutional buildings. We design, manufacture, source and sell resilient flooring products primarily in North America and the Pacific Rim. As of December 31, 2021, we operated seven manufacturing plants in three countries, including five manufacturing plants located throughout the U.S. (Illinois, Mississippi, Oklahoma and two in Pennsylvania) and one plant each in China and Australia.

During early 2020, the Company established a multi-year strategic roadmap with the goal of transforming and modernizing our operations to become a leaner, faster-growing and more profitable business. During 2021 we (i) completed the phased relocation of our new corporate headquarters and Technical Center including a first-of-its-kind design center to showcase our full capabilities, with expected cost savings of approximately 60% when fully annualized; (ii) launched several new key products including additions to the American CharmTM collection and the introduction of NexProTM, NexproTM XMB, and Rest & RefugeTM; (iii) commenced shipments from the Company's new fully operational west coast distribution center; (iv) continued to execute on our multichannel go-to-market strategy including expanded rebranding initiatives and the launch of the new distributor-driven Armstrong® Flooring SignatureTM brand and the Armstrong® Flooring ProTM brand that is focused on the builder and multi-family channels; (v) continued initiatives aimed at improving manufacturing efficiency and customer experiences; (vi) continued to make investments in both talent and process improvements; (vii) we made our initial sales to the hospitality channel; and (viii) received numerous product and project awards which recognize our commitment to quality and innovation.

Despite this momentum, our transformation has been delayed due to COVID-19 and impacted by supply chain issues and inflationary pressures related to raw materials, transportation and labor. We instituted multiple price increases during 2021, the realization of which have lagged the increased input costs and have not been adequate to cover inflationary pressures. Accordingly, effective November 1, 2021, we instituted an additional price increase, resulting in a complete price re-positioning on commercial tile, select residential sheet, commercial/residential manufactured and sourced products, and installation materials. In addition, we implemented an ocean freight surcharge.

We will continue to monitor the larger macro-economic environment and further adjust our pricing strategy as necessary. In January 2022, we announced an additional U.S. price increase that will be effective March 1, 2022 and raise the price for certain residential products up to 10% and certain commercial products up to 15%.

On March 10, 2021, we completed the sale of our South Gate Facility for a total purchase price of $76.7 million. We received proceeds of $65.3 million, net of fees, expenses and certain amounts held in an environmental-related escrow account. We recognized a gain of $46.0 million on the sale. Concurrent with the sale, we paid $20.4 million to Pathlight Capital L.P., including a $20.0 million mandatory repayment of amounts outstanding under the Term Loan Agreement and $0.4 million of prepayment premium fees.

During the fourth quarter of 2021, we entered into multiple amendments to our Credit Agreements, which further amended the ABL Credit Facility and the Term Loan Agreement. The 2021 ABL Amendments amended the interest rates applicable to the Amended ABL Credit Facility, modified certain financial maintenance and other covenants as well as included the consent of the lenders to incur incremental borrowings under the Amended Term Loan Agreement. The 2021 Term Loan Amendments lowered the interest rates applicable to the Amended Term Loan Agreement, modified certain financial maintenance and other covenants as well as eliminated scheduled amortization payments. Additionally, the 2021 Term Loan Amendments provided incremental borrowings of $35.0 million. As part of these transactions we recorded $9.6 million of expenses related to the write-off of previously capitalized deferred financing costs and incremental debt amendment fees and capitalized $3.7 million in incremental deferred financing costs in accordance with U.S. GAAP. See Liquidity and Capital Resources for additional information pertaining to these amendments.

On December 31, 2021, following our Board's determination that a sale of the Company or other strategic transaction, if completed, would be in the best interests of the Company and the best means to maximize value for the Company's stockholders and other stakeholders, we announced that we had initiated a process for the potential sale of the Company and consideration of other strategic alternatives.

Management's Discussion and Analysis of Financial Condition and Results of Operations

COVID-19
As the COVID-19 pandemic has continued, the overall impact on our business has declined. However, we remain committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. We have experienced the impact of the imbalance of global shipping capacity and demand which has led to delays in the receipt of goods from China and Vietnam at U.S. ports. Additionally, while overall economic activity has improved, some of our customers' commercial projects in the retail, office, medical and educational sectors continue to be postponed. These factors have led to a softer demand environment in certain states and channels. The ultimate duration and impact of the pandemic on our future results is unknown.

Outlook
Looking forward, we currently expect that our results will likely continue to be negatively impacted by (i) inflation, (ii) supply chain disruptions, (iii) delayed realization of pricing increases, (iv) COVID-19, and (v) costs associated with the potential sale of the Company or other strategic alternatives.

Geographic Areas

See Note 5, Property, Plant and Equipment and Note 12, Revenue, in Part II, Item 8, "Financial Statements" to the Consolidated Financial Statements for additional financial information by geographic areas.

Results of Operations

Consolidated Results

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Net sales	$649.9	$584.8	$626.3
Cost of goods sold	575.8	500.8	539.3
Gross profit	74.1	84.0	87.0
Selling, general and administrative expenses	160.9	145.2	146.4
Gain on sale of property	(46.0)	—	—
Operating (loss) income	(40.8)	(61.2)	(59.4)
Interest expense	12.0	7.5	4.4
Write-off of unamortized debt issuance costs and amendment fees	9.6	—	—
Other expense (income), net	(8.9)	(4.8)	1.8
Income (loss) from continuing operations before income taxes	(53.5)	(63.9)	(65.6)
Income tax expense (benefit)	(0.5)	(0.8)	1.6
Income (loss) from continuing operations	(53.0)	(63.1)	(67.2)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	10.4
Net earnings (loss) from discontinued operations	—	—	10.4
Net income (loss)	$(53.0)	$(63.1)	$(56.8)

Management's Discussion and Analysis of Financial Condition and Results of Operations

Net Sales
Net sales by percentage point change are shown in the tables below:

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2021	2020	$	%	Price	Volume / Mix	Currency
	$649.9	$584.8	$65.1	11.1%	5.6%	5.4%	0.1%

	Year Ended December 31,		Change		Percentage Point Change Due to
(Dollars in millions)	2020	2019	$	%	Price	Volume / Mix	Currency
	$584.8	$626.3	$(41.5)	(6.6)%	(1.5)%	(5.0)%	(0.1)%

Net sales for the year ended December 31, 2021 increased $65.1 million and 11.1% compared to the year ended December 31, 2020 primarily due to growth in each region in which the Company operates. Demand improvements, favorable product mix and impacts from previously announced pricing initiatives drove sales increases in both Commercial and Residential channels, partially offset by supply chain disruptions, including ocean shipping delays related to sourced products, which have delayed receipt of certain products from 2021 until 2022, despite strong demand.

Net sales for the year ended December 31, 2020 decreased $41.5 million and 6.6% compared to the year ended  December 31, 2019 primarily due to lower sales volume due to COVID-19 pandemic related business disruptions, including the postponement of certain commercial projects and slower activity at many independent customer retail locations.

Cost of goods sold
Cost of goods sold for the year ended December 31, 2021 was 88.5% of net sales compared to 85.6% of net sales for the year-ending December 31, 2020. The increase in percentage was primarily due to inflation related to the critical input costs and supply interruptions which have caused manufacturing inefficiencies. In addition, the first quarter of 2021 was impacted by manufacturing inefficiencies caused by winter storms which affected multiple manufacturing plants and the second quarter of 2021 was impacted by a $4.5 million charge, which included $3.3 million of accelerated depreciation expense for property, plant and equipment for which no alternative use was identified and a $1.2 million inventory rationalization charge related to the Company's business transformation initiatives.

Cost of goods sold for the year ended December 31, 2020 was 85.6% of net sales compared to 86.1% of net sales for year-ending December 31, 2019. The decrease in percentage was primarily due to a $13.6 million inventory write-down related to an inventory optimization initiative that occurred during 2019 and did not repeat during 2020, partially offset by inefficiencies caused by decreases in volume and non-recurring costs associated with the consolidation of our manufacturing activities as part of the Company's business transformation initiatives during 2020.

Selling, general & administrative expenses
SG&A expenses for the year-ended December 31, 2021 increased $15.7 million and 10.8% compared to the year-ended December 31, 2020. The increase in 2021 is driven by increased headcount in our sales organization to support changes in our go-to-market strategy, higher incentive compensation accruals compared to prior year, increased advertising and promotion costs compared to prior year and cost reduction measures implemented during 2020, in response to the impact of COVID-19, which did not repeat during the current year. In addition, there were incremental expenses of $1.0 million related to the relocation of the Company's headquarters and $0.6 million of professional services related to the sale of the Company during the 2021. Excluding the headquarter relocation and sale related costs, we expect current year costs to be more indicative of our future cost structure.

SG&A expenses for the year-ended December 31, 2020 decreased $1.2 million and 0.8% compared to the year-ended December 31, 2019. The decrease in 2020 is driven by a reduction in core SG&A resulting from business transformation initiatives as well as $14.2 million of expenses incurred during 2019 related to a samples inventory write-down, strategic initiative costs and employee termination costs that did not repeat during 2020, partially offset by $19.0 million of non-recurring transition services income from TZI that did not repeat in 2020.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Business transformation costs
Beginning in 2018, the Company commenced a multi-year business transformation which resulted in a strategic roadmap formally announced during 2020. In addition, the Company has incurred costs related to debt refinancing and the potential sale of the Company or other strategic transaction. Such costs (or gains) are included in the captions Costs of goods sold; SG&A expenses; Gain on sale or property; and Write-off of unamortized debt issuance costs and amendment fees on the Company's Consolidated Statements of Operations as required by U.S. GAAP. A summary of business transformation costs included in these captions for the periods presented include:

	Site Exit and Relocation Costs	Strategic Initiative Costs	Employee Termination Costs	Product and Asset Rationalization	Net Gains	Total
2021:
Cost of goods sold	$—	$—	$—	$4.5	$—	$4.5
Selling, general and administrative expenses	1.0	0.6	—	—	—	1.6
(Gain) loss on sale of property	—	—	—	—	(46.0)	(46.0)
Write-off of unamortized debt issuance costs and amendment fees	—	9.6	—	—	—	9.6
	$1.0	$10.2	$—	$4.5	$(46.0)	$(30.3)
2020:
Cost of goods sold	$5.7	$—	$—	$—	$—	$5.7
Selling, general and administrative expenses	0.8	0.9	0.7	—	(0.2)	2.2
	$6.5	$0.9	$0.7	$—	$(0.2)	$7.9
2019:
Cost of goods sold	$4.6	$—	$—	$13.6	$—	$18.2
Selling, general and administrative expenses	—	5.4	2.9	6.0	—	14.3
	$4.6	$5.4	$2.9	$19.6	$—	$32.5
Site exit and relocation costs - Site exit and relocation costs include expenses associated with exit or disposal activities, including asset write-downs, and non-recurring costs associated with relocation of Company operations. Costs incurred in 2021 relate primarily to the Company's corporate headquarters relocation. Costs in both 2020 and 2019 relate primarily to the Company's South Gate Facility which was sold on March 10, 2021.

Strategic initiative costs - Costs of non-recurring strategic projects, including exploration of strategic capital market initiatives, financing transactions and executive leadership transitions that are not considered part of normal operations. Costs incurred in 2021 related the write-off of unamortized debt issuance costs and amendment fees for transactions entered into during the fourth quarter as well as costs directly associated with the Company's announcement of a potential sale or other strategic alternatives announced on December 31, 2021. Costs incurred in 2020 related to non-severance costs related to the CFO transition. Costs in 2019 related to non-severance costs related to the CEO transition, the sale of the wood flooring business and development of strategy alternatives.
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

Management's Discussion and Analysis of Financial Condition and Results of Operations

Product and asset rationalization - As part the Company's on-going business transformation efforts, it may from time-to-time determine to stop producing certain products. As a result, the Company may incur accelerated depreciation charges for certain assets and inventory reserve charges to reflect inventory at estimated market value. Costs incurred during 2021 related to such determinations included accelerated depreciation expense for idled assets with no future alternative use and certain inventory related charges related to product rationalization decisions. On September 11, 2019, Michel S. Vermette was appointed CEO of the Company and initiated the implementation of a new multi-year product strategy and inventory optimization plan, which includes focusing on critical products and standardizing procedures to enable better decision making. As a result, we recorded a non-cash inventory write down of $13.6 million during the third quarter of 2019, primarily related to the write down of inventory in certain product categories to estimated liquidation value. Directly related to this strategy and inventory optimization plan, merchandising materials of $6.0 million were written off as obsolete in the third quarter of 2019 in connection with a decreased demand for residential displays following our go to market change.
Net gains - Net gains result from the sale of redundant properties (primarily land and buildings) and non-core assets. In 2021 net gains related to the sale of our South Gate Facility which was classified as Assets held-for-sale at December 31, 2020. In 2020 net gains related to the sale of a property in Vicksburg, Mississippi that had been classified as Assets held-for-sale during 2020. The property was originally retained as part of the sale of the wood business in 2018.

Write-off of unamortized debt issuance costs and amendment fees
For the year-ended, December 31, 2021, the Company recorded a charge of $9.6 million related the certain costs associated with amendments to its Credit Agreements, which further amended the ABL Credit Facility and the Term Loan Agreement. These charges consisted of the write-off of unamortized debt issuance costs of $5.9 million and $3.7 million of incremental fees which did not qualify for capitalization under U.S. GAAP.

Interest expense
For the year-ended December 31, 2021, interest expense increased $4.5 million and 60.0% compared to year-ended December 31, 2020 due to higher interest rates on debt outstanding resulting from our June 2020 refinancing for a full year in 2021 compared to a partial year in 2020.

For the year-ended December 31, 2020, interest expense increased $3.1 million and 70.5% compared to year-ended December 31, 2019 due to higher interest rates on debt outstanding resulting from our June 2020 refinancing.

Other (income) expense, net
Other (income) expense, net of $(8.9) million, $(4.8) million and $1.8 million for the years ended December 31, 2021, 2020 and 2019, respectively, primarily reflected the positive impact from changes in actuarial assumptions related to defined-benefit pension and postretirement plans. Additionally, the results for 2020 included a non-recurring postretirement gain resulting from a plan change totaling $1.8 million.

Income tax expense (benefit)
For the year ended December 31, 2021 we recorded an income tax benefit of $0.5 million compared to an income tax benefit of $0.8 million for the year ended December 31, 2020. The effective tax rates were a benefit of 0.9% and a benefit of 1.2% for the years ended December 31, 2021 and 2020, respectively.

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

Net earnings (loss) from discontinued operations
For the years ended December 31, 2021 and 2020 there were no discontinued operations activity. For the year ended December 31, 2019, a $10.4 million gain on disposal of discontinued operations was realized primarily due to the resolution of our anti-dumping case related to the North American wood flooring business which was sold in 2018.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

During the fourth quarter of 2021, the Company entered into multiple amendments to its Credit Agreements, which further amended the ABL Credit Facility and the Term Loan Agreement. These amendments are described in more detail below. As part of these transactions, the Company recorded a charge of $9.6 million related to the write-off of unamortized debt issuance costs and debt amendment fees and capitalized $3.7 million in incremental debt issuance costs in accordance with U.S. GAAP.

On November 1, 2021, the Company entered into the Fourth Amendment to the ABL Credit Facility and on December 31, 2021, the Company entered into the Fifth Amendment to the ABL Credit Facility. These 2021 ABL Amendments amended the interest rates applicable to the Amended ABL Credit Facility, modified certain financial maintenance and other covenants as well as included the consent of the lenders to incur incremental borrowings under the Amended Term Loan Agreement.

On November 1, 2021, the Company entered into the First Amendment to the Term Loan Agreement and on December 31, 2021, the Company entered into the Second Amendment to the Term Facility. These 2021 Term Loan Amendments amended the interest rates applicable to the Amended Term Loan Agreement, modified certain financial maintenance and other covenants as well as eliminated scheduled amortization payments. Additionally, the 2021 Term Loan Amendments provided incremental borrowings of $35.0 million which was used to reduce borrowings under the Amended ABL Credit Facility. After completion of the 2021 Term Loan Amendments the outstanding aggregate principal under the Amended Term Loan Agreement was $83.3 million. In connection with the 2021 Term Loan Amendments, the Company paid the Term Loan Agent an amendment fee equal to 2.5% of the outstanding principal balance of the original Term Loan Agreement and 5.0% of the incremental borrowings under the Amended Term Loan Agreement. These amendment fees were added to the outstanding principal of the Amended Term Loan Agreement. As a result, total borrowings under the Amended Term Loan Agreement were $86.2 million at December 31, 2021.

The Company is required to refinance the Credit Agreements no later than June 30, 2022, even if a sale of the Company or other strategic transaction has not been consummated prior to such date. The Company will pay a sale process fee to its lenders under the Amended ABL Credit Facility upon the consummation of a sale of the Company or similar transaction, which fee will be $500,000 if such transaction closes before March 31, 2022, and $750,000, if it closes any time thereafter.

See Note 8, Debt, in Part II, Item 8, "Financial Statements" to the Consolidated Financial Statements for additional information related to the Amended ABL Credit Facility and Amended Term Loan Agreement.

Cash Flows
The table below shows our cash (used for) provided by operating, investing and financing activities:

	Year Ended December 31,
(Dollars in millions)	2021	2020	2019
Cash provided by (used for) operating activities	$(70.3)	$(28.2)	$(6.0)
Cash provided by (used for) investing activities	44.8	(21.1)	(29.4)
Cash provided by (used for) financing activities	21.5	35.0	(111.1)

Operating activities
Net cash used for operating activities for 2021 was $70.3 million, an increase in use of $42.1 compared to 2020. The increase was due to lower net cash income and changes in working capital with increased receivable and inventory balances partially offset by higher accounts payable and accrued expense balances.

Net cash used for operating activities for 2020 was $28.2 million, an increase in use of $22.2 compared to 2019. The primary drivers of this increase were lower net cash income and net increases in working capital, primarily inventory, other assets and liabilities and receivables, partially offset by accounts payable and accrued expenses.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Investing activities
Net cash provided by investing activities for 2021 was $44.8 million, an increase of $65.9 million compared to 2020. The increase is primarily due to proceeds from the sale of our South Gate Facility and slightly lower capital expenditure year-over-year.

Net cash used for investing activities for 2020 was $21.1 million, a decrease of $8.3 million compared to 2019. The primary drivers for this decrease were lower purchases of property, plant and equipment and a cash payment related to discontinued operation in 2019 that did not repeat in 2020.

Financing activities
Net cash provided by financing activities for 2021 was $21.5 million, a decrease of $13.5 million from cash provided by financing activities in 2020. The decrease is due to lower incremental borrowings under the Amended Term Loan Agreement year-over-year and mandatory prepayments on the Term Loan Agreement during 2021 after the sale of our South Gate Facility, partially offset by higher net borrowings under the Amended ABL Credit Facility year-over-year as well as lower payments for deferred financing costs during 2021.

Net cash provided by financing activities for 2020 was $35.0 million, an increase of $146.1 million from cash used by financing activities in 2019. The primary driver of this change was the net impact of the Company's debt refinancing during the second quarter of 2020.

Sources and Uses of Cash
The 2021 ABL Amendments and the 2021 Term Loan Amendments contain provisions that require the Company to adhere to various covenants, including meeting certain milestones relating to the sale of the Company and there can be no assurance that the Company will be able to comply with these covenants. The Company is required to refinance the Credit Agreements no later than June 30, 2022, even if a sale of the Company or other strategic transaction has not been consummated prior to such date. The failure to comply with any of these covenants would constitute a default under the terms of the Credit Agreements which could have an adverse effect on the Company, including affecting its access to liquidity. The Company continues to face certain risks and uncertainties that have been affecting its business and operations. While the Company has implemented substantial pricing actions and evaluates other initiatives that could enhance its liquidity, including the potential sale of the Company, there can be no assurances that these actions will be successful. Substantial doubt about the Company's ability to continue as a going concern exists because the sale of the Company being completed or the Credit Agreements being extended beyond the June 30, 2022 refinancing requirement cannot be considered probable as they are not under our sole control. Additionally, based on current projections, as a result of continuing supply chain disruptions and continued inflationary pressures related to transportation, labor and raw materials which are expected to continue through 2022, the forecasts do not provide the Company with reasonable certainty it will have the necessary liquidity to fund operations beyond June 30, 2022.

As of December 31, 2021 there were borrowings of $20.6 million outstanding under our Amended ABL Credit Facility, while outstanding letters of credit were $6.8 million. Total net availability under the Amended ABL Credit Facility and Amended Term Loan Agreement as of December 31, 2021 was $19.9 million.

We are required to pay a commitment fee, payable quarterly in arrears, on the average daily unused amount of the revolving Amended ABL Credit Facility, which varies according to the net leverage ratio and was 0.50% as of December 31, 2021. Outstanding letters of credit issued under the Amended ABL Credit Facility are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of December 31, 2021.

Our foreign subsidiaries had available lines of credit totaling $9.4 million and there were $4.6 million borrowings under these lines of credit as of December 31, 2021. Total availability under these foreign lines of credit as of December 31, 2021 was $4.8 million.

In addition, the Company had $9.7 million of Cash and cash equivalents at December 31, 2021.

Based on the foregoing, the Company had total liquidity (including Cash and cash equivalents) of $34.4 million at December 31, 2021 compared to $52.7 million at December 31, 2020.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Debt Covenants
The Amended ABL Credit Facility contains certain financial covenants applicable to the Company and its subsidiaries. Among other things, the Amended ABL Credit Facility requires that the Company and its subsidiaries (i) maintain minimum Availability (as defined in the Amended ABL Credit Facility) of $40 million during the months ending December 31, 2021 and January 31, 2022, $37.5 million during the month ending February 28, 2022, and $25 million thereafter, (ii) maintain minimum Consolidated Cash Flow (as defined in the Amended ABL Credit Facility) for each month, commencing with the month ending December 31, 2021, and calculated on a cumulative basis, ranging from negative $21 million as of December 31, 2021, to negative $40 million as of June 30, 2022 and (iii) maintain a minimum Formula Availability (as defined in the Amended ABL Credit Facility) in an amount ranging from $86.4 million during the month ending December 31, 2021 to $106.4 million during the month ending June 30, 2022. In addition, the Amended ABL Credit Facility includes certain milestones related to the Company’s consideration of a sale of the Company or other strategic alternatives which is required to be completed no later than May 15, 2022.

The Term Loan Agreement contains a number of covenants that, among other things and subject to certain exceptions, restrict our ability to create liens; to undertake fundamental changes; to incur debt; to sell or dispose of assets; to make investments; to make restricted payments such as dividends, distributions or equity repurchases; to change the nature of our businesses; to enter into transactions with affiliates and to enter into certain burdensome agreements.

The Company was in compliance with these covenants at December 31, 2021.

While the Company has implemented substantial pricing actions and evaluates other initiatives that could enhance its liquidity, including the potential sale of the Company, there can be no assurances that these actions will be successful. The failure to comply with any of these covenants would constitute a default under the terms of the Credit Agreements which could have an adverse effect on the Company, including affecting its access to liquidity. The Company continues to face certain risks and uncertainties that have been affecting its business and operations. Substantial doubt about the Company's ability to continue as a going concern exists because the sale of the Company being completed or the Credit Agreements being extended beyond the June 30, 2022 refinancing requirement cannot be considered probable as they are not under our sole control. Additionally, based on current projections, as a result of continuing supply chain disruptions and continued inflationary pressures related to transportation, labor and raw materials, which are expected to continue through 2022, the forecasts do not provide the Company with reasonable certainty it will have the necessary liquidity to fund operations beyond June 30, 2022.

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

At December 31, 2021, our Cash and cash equivalents totaled $9.7 million, of which $1.1 million was held in the U.S. and $8.6 million held by non-U.S. subsidiaries. At December 31, 2021 none of our consolidated cash and cash equivalents had regulatory restrictions that would preclude the transfer of funds with and among subsidiaries. While our remaining non-U.S. cash and cash equivalents can be transferred with and among subsidiaries, the majority of these non-U.S. cash balances will be used to support the ongoing working capital needs and continued growth of our non-U.S. operations.

Unconditional Purchase Obligations
Unconditional purchase obligations include purchase contracts whereby we must make guaranteed minimum payments of a specified amount regardless of how little material is actually purchased and service agreements. Unconditional purchase obligations exclude contracts entered into during the normal course of business that are non-cancelable and have fixed per unit fees, but where the monthly commitment varies based on usage. Our unconditional purchase obligations are mainly comprised of utility contracts and IT service agreements. At December 31, 2021 these obligations totaled $43.9 million, of which $21.5 million is due in 2022, $11.2 million is due in 2023, and $11.2 million is due in 2024.

In addition, we had $6.5 million of inventory in transit at December 31, 2021, where the title had not been passed to us; however, we are committed to make payment once these shipments reach the destination as required per the contract.

Management's Discussion and Analysis of Financial Condition and Results of Operations

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

We believe the following critical accounting policies are affected by our more significant judgments and estimates used in the preparation of the Consolidated Financial Statements. Management has discussed the development and selection of the critical account estimates described below with the Audit Committee of the Board and they have reviewed our disclosures relating to these estimates in this Management's Discussion and Analysis of Financial Condition. These items should be read in conjunction with Note 2, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements."

Inventories
At December 31, 2021 and 2020 inventories of $146.3 million and $128.1 million, respectively.

Critical Estimate - Inventories
Inventories are valued at the lower of cost or net realizable value and cost is determined using the FIFO method of accounting. Additionally, inventory balances are adjusted for estimated obsolete or unmarketable inventory and recorded at net realizable value.

During the fourth quarter of 2021, the Company changed its method of accounting for U.S. based inventories from the LIFO method to the FIFO method. We believe that this change in accounting method is preferable as it results in a better matching of revenue and expense, more closely resembles the physical flow of inventory, is a more consistent method to value inventory across our businesses, and results in improved comparability with industry peers. The effects of this change have been retroactively applied to all periods presented. This change resulted in an increase to accumulated deficit of $3.0 million as of January 1, 2019. See Note 2, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements" for additional information.

We estimate inventory obsolescence by continually examining our inventories to determine if there are indicators that carrying values may exceed net realizable value or estimated market value. In assessing the realization of inventory balances, the Company is required to make significant judgements related to estimated future demand for products, estimated future selling prices and the amount of excess inventory on-hand. In addition, the Company takes into account other factors including the age of inventory on-hand and the ultimate sales prices recognized for previously dropped products. While we believe that adequate adjustments for inventory obsolescence have been made in the Consolidated Financial Statements, consumer tastes and preferences as well as macroeconomic factors will continue to change and we could experience additional inventory write-downs in the future. It is estimated that a 10% change in our assumptions for excess or obsolete inventory would have affected net earnings by approximately $0.5 million for the year ended December 31, 2021.

Other than the change in method of accounting for U.S. based inventories from the LIFO method to the FIFO method, the Company has not materially changed the methodology for determining inventory values for the years presented. See Note 4, Inventories, in Part II, Item 8, "Financial Statements," for additional information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Impairments of Tangible and Intangible Assets
At December 31, 2021 and 2020 Property, plant and equipment of $230.5 million and $246.9 million, respectively, are net of accumulated depreciation of $342.9 million and $336.7 million, respectively. At December 31, 2021 and 2020 intangible assets of $12.4 million and $19.0 million, respectively, are net of accumulated amortization of $33.1 million and $26.1 million, respectively.

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

The revenue and cash flow estimates used in applying our impairment and recoverability tests are based on management’s analysis of information available at the time of the impairment test. Actual results lower than estimates could lead to significant future impairments. If future testing indicates that fair values have declined below carrying value, our financial condition and results of operations would be affected.

During the second quarter of 2021, the Company accelerated $3.3 million of depreciation expense for property, plant and equipment for which no future alternative use was identified as part of the Company's business transformation initiatives. During 2020 and 2019, we recognized $4.9 million and $4.6 million, respectively, of accelerated depreciation, primarily related to the closure of our South Gate Facility.
In addition, the Company’s business transformation has been delayed by supply chain disruptions and inflationary pressures related to transportation, labor and raw materials. As a result, the Company has experienced continued losses and negative cash flows, which were higher than anticipated. These events constitute a triggering event that required impairment testing of our North American asset group as of the last day of the third quarter of 2021. Our test for recoverability, which utilized a probability-weighted income approach, compared the carrying value of the asset group to the sum of (i) the undiscounted cash flows expected to result from the use of the North American asset group and (ii) the value of the North American asset group upon its eventual disposition. The results of this impairment testing indicated that, as of September 30, 2021, our North American asset group is not impaired. While indicators of impairment remained at December 31, 2021, the Company re-evaluated the key assumptions noted above and determined there were no significant changes that would result in a different determination. While no long-lived asset impairment existed as of December 31, 2021, such charges are possible in the future, which could have a material adverse effect on future results. There were no other triggering events during 2021.

During 2020, the potential impact of the COVID-19 pandemic, our recurring losses and our negative cash flows resulted in the identification of a triggering event requiring impairment testing of our North American asset group in the first quarter. Our test for recoverability, which utilized a probability-weighted income approach, compared the carrying value of the asset group to the sum of (i) the undiscounted cash flows expected to result from the use of the North American asset group and (ii) the value of the North American asset group upon its eventual disposition. The results of this testing indicated that, as of March 31, 2020, our North American asset group was not impaired. There were no other triggering events during 2020.

We cannot predict the occurrence of certain events that might lead to material impairment charges in the future. Such events may include, but are not limited to, the impact of economic environments, particularly related to the commercial and residential construction industries, material adverse changes in relationships with significant customers, or strategic decisions made in response to economic and competitive conditions, or the ultimate determination of a potential sale or other strategic alternatives.

The Company has not materially changed the methodology for calculating intangible impairments for the years presented. See Note 5, Property, Plant and Equipment; and Note 7, Intangible Assets, in Part II, Item 8, "Financial Statements," for additional information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

U.S. Pension and Postretirement Benefit Costs
At December 31, 2021 and 2020, the Company had combined pension and postretirement liabilities, net of prepaid pension assets, of $32.0 million and $63.1 million, respectively. During the year-ended December 31, 2021 we recognized U.S. pension and postretirement benefit income of $8.0 million. During the years-ended December 31, 2020 and 2019 we incurred U.S. pension and postretirement benefit costs of $1.1 million and $5.6 million, respectively. In addition, during 2021, the Company recognized a settlement gain of $0.6 million related to our defined benefit pension plans in Canada. Also, as a result of the elimination of future life insurance benefits for certain employees, we recorded a curtailment gain of $1.8 million in 2020 in Other (income) expense.

Critical Estimate - U.S. Pension and Postretirement Benefit Costs
We maintain pension and postretirement plans throughout North America, with the most significant plans located in the U.S. Our defined-benefit pension and postretirement benefit costs are developed utilizing actuarial valuations. These valuations are calculated using a number of assumptions, which represent management’s best estimate of the future assumptions. The assumptions that have the most significant impact on reported results are the discount rate, the estimated long-term return on plan assets, mortality rates and anticipated inflation in health care costs. These assumptions are generally updated annually.

The discount rate is used to determine retirement plan assets and liabilities as well as to determine the interest cost component of net periodic pension and postretirement cost. Management utilizes the Aon Hewitt AA Only Above Median yield curve, which is a hypothetical AA yield curve comprised of a series of annualized individual discount rates, as the primary basis for determining the discount rate. As of December 31, 2021, we assumed a discount rate of 2.85% for the U.S. defined-benefit pension plans and a discount rate of 2.80% for the U.S. postretirement plans. As of December 31, 2020, we assumed a discount rate of 2.50% for the U.S. defined-benefit pension plans and a discount rate of 2.45% for the U.S. postretirement plans. The effects of any change in discount rate will be amortized into earnings as described below. Absent any other changes, a one-quarter percentage point increase or decrease in the discount rates for the U.S. pension and postretirement plans would be expected to decrease or increase 2021 operating income by approximately $0.2 million.

We manage two U.S. defined-benefit pension plans, a qualified funded plan and a non-qualified unfunded plan. For the qualified funded plan, the expected long-term return on plan assets represents a long-term view of the future estimated investment return on plan assets. This estimate is determined based on the target allocation of plan assets among asset classes and input from investment professionals on the expected performance of the asset classes over 20 years. Historical asset returns are monitored and considered when we develop our expected long-term return on plan assets. An incremental component is added for the expected return from active management based on historical information. These forecasted gross returns are reduced by estimated management fees and expenses. The actual return on plan assets achieved for 2021 was 5.02%. The difference between the actual and expected rate of return on plan assets will be amortized into earnings as described below.

The expected long-term return on plan assets used in determining our 2021 U.S. pension cost was 5.25%. We have assumed a return on plan assets for 2022 of 4.85%. The 2022 expected return on assets was calculated in a manner consistent with 2021. A one-quarter percentage point increase or decrease in the 2022 assumption would be expected to increase or decrease 2022 operating income by approximately $1.0 million.

We use the Society of Actuaries Pri-2012 Generational Mortality Table with MP-2021 projection scales.

Actual results that differ from our various pension and postretirement plan estimates are captured as actuarial gains or losses. When certain thresholds are met, the gains and losses are amortized into future earnings over the average expected lifetime of the plan participants, which is approximately twenty-four years for our U.S. pension plans and twelve years for our U.S. postretirement plans. Changes in assumptions could have significant effects on earnings in future years.

The Company has not materially changed the methodology for calculating pension expense for the years presented. See Note 9, Pension and Other Postretirement Benefit Programs, in Part II, Item 8, "Financial Statements," for additional information.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Sales-related Accruals
At December 31, 2021 and 2020 sales-related accruals for warranty and accommodation claims and sales incentives were
$30.1 million and $26.1 million, respectively.

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

We also maintain numerous customer relationships that incorporate different sales incentive programs, primarily volume rebates and promotional programs for our distribution customers. The rebates vary by customer and usually include tiered incentives based on the level of customers’ purchases. Promotional programs are tied to customer sell-through volumes and certain pricing promotions. We estimate the amount of expected annual sales during the course of the year and use the projected sales amount to estimate the cost of the incentive programs. For sales incentive programs that are on the same calendar basis as our fiscal calendar, actual sales information is used in the year-end accruals.

In addition, we also provide for potential early pay discounts and returns based on historical trends. During 2021, the Company eliminated early pay discounts for a substantial portion of customers.

The Company accounts for all such items in accordance with ASC, Section 606 - Revenue from Contracts with Customers and ASC, Section 460 - Guarantees (as it relates to warranties).

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

We are subject to interest rate market risk in connection with our Amended ABL Credit Facility.  As of December 31, 2021, our Amended ABL Credit Facility provided variable rate borrowings consisting of a $90.0 million asset-based revolving credit facility. The Amended ABL Credit Facility includes a $20.0 million sub-limit for the issuance of letters of credit and a $15.0 million sub-limit for swing loans, net of $6.8 million of letters of credit outstanding at December 31, 2021.  In addition, the Amended ABL Credit Facility contains certain covenants which requires use to maintain minimum availability (as defined by the agreement). The Amended ABL Credit Facility bears interest at a variable rate based on LIBOR or a base rate plus an applicable margin. An assumed 25 basis point change in interest rates would change interest expense on our Amended ABL Credit Facility by  $0.2 million if fully drawn and outstanding for the entire year.

We are subject to additional interest rate market risk in connection with the Amended Term Loan Agreement. The Amended Term Loan Agreement provides us with a secured term loan credit facility of $86.2 million. Borrowings under the Amended Term Loan Agreement bear interest at a rate per annum equal to LIBOR for a three-month interest period, plus an applicable margin. An assumed 25 basis point change in interest rates would change interest expense on the Amended Term Loan Agreement by $0.2 million for an entire year.

See Liquidity and Capital Resources, in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 8 Debt, in Part II, Item 8, "Financial Statements," for additional information.

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

Exchange Rate Sensitivity
We manufacture and sell our products in a number of countries and, as a result, we are exposed to movements in foreign currency exchange rates. To a large extent, our global manufacturing and sales provide a natural hedge of foreign currency exchange rate movement, as foreign currency expenses generally offset foreign currency revenues. AFI enters into foreign currency forward exchange contracts to reduce its remaining exposure. As of December 31, 2021, our major foreign currency exposures are to the Canadian Dollar, the Chinese Renminbi and the Australian Dollar. A 10% strengthening (or weakening) of all currencies against the U.S. dollar compared to December 31, 2021 levels would decrease (or increase) our forecasted 2022 earnings before income taxes by approximately $2.4 million, including the impact of current foreign currency forward exchange contracts.

The table below details our outstanding currency instruments as of December 31, 2021:

(Dollars in millions)	Maturing in 2022	Total
On Balance Sheet Foreign Exchange Related Derivatives
Notional amounts	$14.2	$14.2
Liabilities at fair value, net	(0.3)	(0.3)

We are exposed to changes in foreign currency exchange rates against the U.S. dollar when consolidating our foreign entities. Significant fluctuations could impact our financial results.

Item 8. Financial Statements

The following Consolidated Financial Statements are filed as part of this Form 10-K:

Management's Report on Internal Control Over Financial Reporting

Management of Armstrong Flooring, Inc., together with its consolidated subsidiaries (the "Company"), is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f) or 15d-15(f). The Company's internal control over financial reporting is a process designed under the supervision of the Company's principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's Consolidated Financial Statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

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

Management, under the supervision and with the participation of our CEO and CFO and oversight of the Board of Directors assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness related to information technology general controls (ITGCs) over an IT system utilized for warehouse management for certain finished goods. More specifically, controls related to provisioning and removal of user access, the review of logical access, and change management controls were not properly executed. These control deficiencies were the result of a failure to execute policies and procedures established to maintain IT general controls over a warehouse management system as the control owners did not adequately understand the control objectives or the design of the control activity. As a result, certain manual controls over finished goods quantities that utilize information contained within the affected IT system are, therefore, also considered ineffective because they could have been adversely impacted.

After identification of the material weakness, management performed additional procedures to confirm that this material weakness did not result in any identified misstatements to the Consolidated Financial Statements as of and for the year ended December 31, 2021 and there were no changes to previously released financial statements. However, because the material weakness created a reasonable possibility that a material misstatement to our Consolidated Financial Statements would not be prevented or detected on a timely basis, we concluded, as of December 31, 2021, our internal control over financial reporting was not effective.

Management will re-assess its IT policies and procedures to provide clarity in the execution of its directives. Management will also consider the appropriateness of the assignment of control execution responsibilities to experienced personnel with training in the clarified policies and procedures regarding the impacted IT system to ensure that logical access and change management control deficiencies contributing to the material weakness are remediated. The material weakness will not be considered remediated, however, until the controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2022.

The effectiveness of the Company's internal control over financial reporting at December 31, 2021 has been audited by KPMG, LLP, an independent registered public accounting firm, as stated in their report appearing in this Annual Report on Form 10-K, which expresses an adverse opinion on the effectiveness of the Company's internal control over financial reporting at December 31, 2021.

/s/ Michel S. Vermette Michel S. Vermette President and Chief Executive Officer March 9, 2022	/s/ Amy P. Trojanowski Amy P. Trojanowski Senior Vice President and Chief Financial Officer March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Armstrong Flooring, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 9, 2022 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the terms of the existing credit agreements require the Company to complete or achieve events or conditions, including a sale of the Company and a refinancing of the credit agreements, that are outside of the Company’s control, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has elected to change its method of accounting for U.S. based inventories from the last-in, first-out (LIFO) method to the first-in, first-out (FIFO) method in 2021.

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

Valuation of North American long-lived tangible and intangible assets

As discussed in Note 2 to the consolidated financial statements, the Company reviews long-lived asset groups, which include long-lived tangible and intangible assets, for impairment when indicators of impairment exist, such as operating losses or negative cash flows. The Company’s business transformation has been delayed by supply chain disruptions and inflationary pressures related to transportation, labor and raw materials. As a result, the Company has experienced continued losses and negative cash flows, which were higher than anticipated. These events constituted a triggering event that required impairment testing of the North American long-lived tangible and intangible assets (North American asset group) in the third quarter of 2021. The Company's test for recoverability, which utilized a probability-weighted income approach, compared the carrying value of the asset group to the sum of i) the undiscounted cash flows expected to result from the use of the North American asset group and ii) the value of the North American asset group upon its eventual disposition.

We identified the evaluation of the North American asset group recoverability test performed in the third quarter of 2021 as a critical audit matter. Specifically, subjective and challenging auditor judgment was required to assess the significant assumptions, including:

•revenue growth rates and cost-reduction trends, which are affected by expectations about future market or economic conditions and internal cost-reduction initiatives

•the discount rate used in the determination of the value of the North American asset group upon its eventual disposition.

Additionally, the audit effort associated with the evaluation of the recoverability test required valuation professionals with specialized skills and knowledge.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the recoverability test. This included controls related to the determination of the revenue growth rates, the cost-reduction trends, and the discount rate. We evaluated the reasonableness of the Company’s revenue growth rates and cost-reduction trends by comparing the revenue growth assumptions and cost trends to the Company’s historical results and to industry data. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in evaluating the Company’s discount rate by comparing it against a discount rate range that was independently developed using publicly available market data for comparable entities.

Net realizable value of certain inventory

As discussed in Notes 2 and 4 to the consolidated financial statements, the inventory balance as of December 31, 2021 was $146.3 million. The Company’s inventories are valued at the lower of cost or net realizable value and cost is determined using the FIFO method of accounting. The Company recently executed product strategy and inventory optimization initiatives, including simplifying its product offerings.

We identified the evaluation of the net realizable value of certain inventory in the U.S. as a critical audit matter. Subjective auditor judgment was required in evaluating how the Company’s objectives and strategies affected the net realizable value of certain inventory.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgement to determine the nature, extent, and sufficiency of procedures to be performed over the net realizable value of certain inventory. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record inventory at its net realizable value. We evaluated the effect of the Company’s objectives and strategies on the net realizable value of certain inventory by inspecting documentation supporting the product strategy and inventory optimization initiatives. For a selection of inventory items, we compared (1) current year average sales price per unit from recent invoices to prior years’ average sales price per unit, (2) the current year average sales price per unit to the item’s current cost, and (3) the item’s cost with its net realizable value for consistency with the product strategy and inventory optimization initiatives. We assessed the sufficiency of audit evidence obtained related to the net realizable value of inventory by evaluating the results of the audit procedures performed.

/s/ KPMG LLP

We have served as the Company’s auditor since 2015.
Philadelphia, PA
March 9, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Armstrong Flooring, Inc.:

Opinion on Internal Control Over Financial Reporting

We have audited Armstrong Flooring, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 9, 2022 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to information technology general controls (ITGCs) over an IT system utilized for warehouse management for certain finished goods has been identified and included in management's assessment. More specifically, controls related to provisioning and removal of user access, the review of logical access, and change management controls were not properly executed. These control deficiencies were the result of a failure to execute policies and procedures established to maintain IT general controls over a warehouse management system as the control owners did not adequately understand the control objectives or the design of the control activity. As a result, certain manual controls over finished goods quantities that utilize information contained within the affected IT system are, therefore, also considered ineffective because they could have been adversely impacted. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2021 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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

/s/ KPMG LLP

Philadelphia, Pennsylvania
March 9, 2022

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Balance Sheets
(Dollars in millions, except par value)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$9.7	$13.7
Accounts and notes receivable, net	53.0	43.0
Inventories	146.3	128.1
Prepaid expenses and other current assets	15.6	12.9
Assets held-for-sale	—	17.8
Total current assets	224.6	215.5
Property, plant and equipment, net	230.5	246.9
Operating lease assets	18.5	8.5
Intangible assets, net	12.4	19.0
Prepaid pension asset	23.0	1.1
Deferred income taxes	4.2	4.4
Other noncurrent assets	3.8	3.3
Total assets	$517.0	$498.7
Liabilities and Stockholders' Equity
Current liabilities:
Short-term debt	$5.1	$5.5
Current installments of long-term debt (a)	105.8	2.9
Trade accounts payable	85.7	78.5
Accrued payroll and employee costs	20.6	14.8
Current operating lease liabilities	2.8	2.7
Other accrued expenses	22.6	17.7
Total current liabilities	242.6	122.1
Long-term debt (a)	0.7	71.4
Noncurrent operating lease liabilities	16.7	5.8
Postretirement benefit liabilities	48.2	55.6
Pension benefit liabilities	3.2	4.6
Other long-term liabilities	5.3	9.0
Deferred income taxes	1.1	2.4
Total liabilities	317.8	270.9
Commitments and contingencies
Stockholders' equity:
Common stock with par value $0.0001 per share: 100,000,000 shares authorized; 28,376,662 issued and 21,779,575 outstanding shares as of December 31, 2021 and 28,376,662 issued and 21,638,141 outstanding shares as of December 31, 2020	—	—
Preferred stock with par value $0.0001 per share: 15,000,000 shares authorized; none issued	—	—
Treasury stock, at cost, 6,597,087 shares as of December 31, 2021 and 6,738,521 shares as of December 31, 2020	(84.5)	(87.1)
Additional paid-in capital	677.6	677.4
Accumulated deficit	(356.2)	(303.2)
Accumulated other comprehensive (loss)	(37.7)	(59.3)
Total stockholders' equity	199.2	227.8
Total liabilities and stockholders' equity	$517.0	$498.7
(a)     Net of unamortized debt issuance costs. See Note 1 - Business and Basis of Presentation, for additional details.

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Operations
(Dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$649.9	$584.8	$626.3
Cost of goods sold	575.8	500.8	539.3
Gross profit	74.1	84.0	87.0
Selling, general and administrative expenses	160.9	145.2	146.4
Gain on sale of property	(46.0)	—	—
Operating income (loss)	(40.8)	(61.2)	(59.4)
Interest expense	12.0	7.5	4.4
Write-off of unamortized debt issuance costs and amendment fees	9.6	—	—
Other expense (income), net	(8.9)	(4.8)	1.8
Income (loss) from continuing operations before income taxes	(53.5)	(63.9)	(65.6)
Income tax expense (benefit)	(0.5)	(0.8)	1.6
Income (loss) from continuing operations	(53.0)	(63.1)	(67.2)
Gain (loss) on disposal of discontinued operations, net of tax	—	—	10.4
Net earnings (loss) from discontinued operations	—	—	10.4
Net income (loss)	$(53.0)	$(63.1)	$(56.8)

Basic (loss) per share of common stock:
Basic (loss) per share of common stock from continuing operations	$(2.41)	$(2.88)	$(2.78)
Basic earnings (loss) per share of common stock from discontinued operations	—	—	0.43
Basic (loss) per share of common stock	$(2.41)	$(2.88)	$(2.35)
Diluted (loss) per share of common stock:
Diluted (loss) per share of common stock from continuing operations	$(2.41)	$(2.88)	$(2.78)
Diluted earnings (loss) per share of common stock from discontinued operations	—	—	0.43
Diluted (loss) per share of common stock	$(2.41)	$(2.88)	$(2.35)

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Comprehensive (Loss)
(Dollars in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net (loss)	$(53.0)	$(63.1)	$(56.8)
Changes in other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	1.0	7.2	(2.2)
Cash flow hedge adjustments	0.8	(0.4)	(1.4)
Pension and postretirement adjustments	19.8	8.6	(9.5)
Total other comprehensive income (loss)	21.6	15.4	(13.1)
Total comprehensive income (loss)	$(31.4)	$(47.7)	$(69.9)

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(Dollars in millions)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net (loss)	$(53.0)	$(63.1)	$(56.8)
Adjustments to reconcile net (loss) to net cash (used for) provided by operating activities:
Depreciation and amortization	43.3	47.8	50.7
Gain on disposal of discontinued operations	—	—	(10.4)
Inventory write down	1.2	—	13.6
Deferred income taxes	(0.8)	(1.6)	1.1
Stock-based compensation	3.0	2.7	1.2
Gain on sale of property	(46.0)	—	—
Gains from long-term disability plan changes	—	(2.9)	—
U.S. pension expense (income)	(7.1)	3.8	5.6
Write off of unamortized debt issuance costs	5.9	—	0.8
Other non-cash adjustments, net	1.6	0.3	0.2
Changes in operating assets and liabilities:
Receivables	(15.5)	(2.7)	2.9
Insurance receivable	3.8	—	—
Inventories	(19.8)	(10.2)	12.4
Accounts payable and accrued expenses	25.8	5.0	(26.0)
Insurance liability	(3.8)	—	—
Income taxes payable and receivable	0.4	0.9	(0.5)
Other assets and liabilities	(9.3)	(8.2)	(0.8)
Net cash provided by (used for) operating activities	(70.3)	(28.2)	(6.0)
Cash flows from investing activities:
Purchases of property, plant and equipment	(20.6)	(22.8)	(28.9)
Proceeds from the sale of assets	65.4	1.7	1.4
Net (payments) proceeds related to sale of discontinued operations	—	—	(1.9)
Net cash provided by (used for) investing activities	44.8	(21.1)	(29.4)
Cash flows from financing activities:
Proceeds from revolving credit facility and other short-term debt	114.6	58.2	47.2
Payments on revolving credit facility and other short-term debt	(105.1)	(85.1)	(30.0)
Issuance of long-term debt	38.2	70.0	—
Payments of long-term debt	(22.2)	(0.3)	(75.3)
Financing costs	(3.7)	(7.7)	(0.8)
Purchases of treasury stock	—	—	(51.4)
Proceeds from exercised stock options	—	—	0.1
Value of shares withheld related to employee tax withholding	(0.3)	(0.1)	(0.9)
Net cash provided by (used for) financing activities	21.5	35.0	(111.1)
Effect of exchange rate changes on cash and cash equivalents	—	0.9	(0.2)
Net (decrease) increase in cash and cash equivalents	(4.0)	(13.4)	(146.7)
Cash and cash equivalents at beginning of year	13.7	27.1	173.8
Cash and cash equivalents at end of year	$9.7	$13.7	$27.1

Supplemental Cash Flow Disclosure:
Amounts in accounts payable for capital expenditures	$3.4	$5.9	$5.6
Interest paid	9.3	6.2	3.1
Income taxes paid, net	0.9	0.1	1.0

See accompanying notes to Consolidated Financial Statements.

Armstrong Flooring, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(Dollars in millions)

					Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Retained Earnings (Accumulated Deficit)	Total Equity
	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount
December 31, 2018	25,832,193	$—	2,452,165	$(39.7)	$678.6	$(61.6)	$(186.3)	$391.0
Cumulative effect of change in accounting principle (LIFO method to FIFO method) as of January 1 (Note 2)	—	—	—	—	—	—	3.0	3.0
Net (loss)	—	—	—	—	—	—	(56.8)	(56.8)
Repurchase of common stock	(4,504,504)	—	4,504,504	(51.4)	—	—	—	(51.4)
Stock-based employee compensation, net	192,072	—	(118,772)	2.2	(1.9)	—	—	0.3
Other comprehensive income	—	—	—	—	—	(13.1)	—	(13.1)
December 31, 2019	21,519,761	$—	6,837,897	(88.9)	676.7	(74.7)	(240.1)	273.0
Net (loss)	—	—	—	—	—	—	(63.1)	(63.1)
Stock-based employee compensation, net	118,380	—	(99,376)	1.8	0.7	—	—	2.5
Other comprehensive (loss)	—	—	—	—	—	15.4	—	15.4
December 31, 2020	21,638,141	$—	6,738,521	(87.1)	677.4	(59.3)	(303.2)	227.8
Net (loss)	—	—	—	—	—	—	(53.0)	(53.0)
Stock-based employee compensation, net	141,434	—	(141,434)	2.6	0.2	—	—	2.8
Other comprehensive income	—	—	—	—	—	21.6	—	21.6
December 31, 2021	21,779,575	$—	6,597,087	$(84.5)	$677.6	$(37.7)	$(356.2)	$199.2

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

On December 31, 2021, following our Board's determination that a sale of the Company or other strategic transaction, if completed, would be in the best interests of the Company and the best means to maximize value for the Company's stockholders and other stakeholders, we announced that we had initiated a process for the potential sale of the Company and consideration of other strategic alternatives.

Separation
On April 1, 2016, we became an independent company as a result of the Separation which was effected by the Distribution. The Spin-off resulted in AFI and AWI becoming two independent, publicly traded companies, with AFI owning and operating the Resilient Flooring and Wood Flooring segments and AWI continuing to own and operate a ceilings business.

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

On June 30, 2021, we terminated the Campus Lease Agreement with AWI.
Discontinued Operations
On November 14, 2018, AFI entered into a Stock Purchase Agreement with TZI, a Delaware corporation and an affiliate of AIP, to sell its North American wood flooring business. On December 31, 2018, AIP completed the purchase of all of the issued and outstanding shares of Armstrong Wood Products, Inc., a Delaware corporation, including its direct and indirect wholly owned subsidiaries. For the year ended December 31, 2019, a $10.4 million gain on disposal of discontinued operations was realized primarily due to the resolution of our anti-dumping case. There was no discontinued operations activity for the years ended December 31, 2021 and 2020.

COVID
As the COVID-19 pandemic continues, the Company has seen the overall impact on its business decline. However, we remain committed to safeguarding our employees and the communities in which we operate, while continuing to deliver our products to customers. The Company has experienced the impact of the imbalance of global shipping capacity and demand which has led to delays in the receipt of goods from China and Vietnam at U.S. ports. Additionally, while overall economic activity has improved, some of the Company's customers' commercial projects in the retail, office, medical and educational sectors continue to be postponed. These factors have led to a softer demand environment in certain states and channels. The ultimate duration and impact of the pandemic on our future results is unknown.

Reclassifications
Certain reclassifications have been made to prior year amounts to conform with current year classifications.

Going Concern
These financial statements have been prepared assuming that the Company will continue as a going concern. For the year ended December 31, 2021, the Company had a net loss of $53.0 million. As of December 31, 2021, the Company had an accumulated deficit of $356.2 million.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The ability of the Company to continue as a going concern is dependent on the Company maintaining adequate capital and liquidity to fund operating losses until it returns to profitability. On December 31, 2021, AFI announced that it entered into the 2021 ABL Amendments and the 2021 Term Loan Amendments, that became effective as of December 30, 2021. In connection with the Term Loan Amendment, the Company's current term loan lender, loaned AFI an aggregate principal of $35 million to provide additional liquidity to the Company. Also on December 31, 2021, following our Board's determination that a sale of the Company or other strategic transaction, if completed, would be in the best interests of the Company and the best means to maximize value for the Company's stockholders and other stakeholders, we announced that we had initiated a process for the potential sale of the Company and consideration of other strategic alternatives.

The 2021 ABL Amendments and the 2021 Term Loan Amendments contain provisions that require the Company to adhere to various covenants, including meeting certain milestones relating to the sale of the Company and there can be no assurance that the Company will be able to comply with these covenants. The Company is required to refinance the Credit Agreements no later than June 30, 2022, even if a sale of the Company or other strategic transaction has not been consummated prior to such date. The failure to comply with any of these covenants would constitute a default under the terms of the Credit Agreements which could have an adverse effect on the Company, including affecting its access to liquidity. The Company continues to face certain risks and uncertainties that have been affecting its business and operations. While the Company has implemented substantial pricing actions and evaluates other initiatives that could enhance its liquidity, including the potential sale of the Company, there can be no assurances that these actions will be successful. Substantial doubt about the Company's ability to continue as a going concern exists because the sale of the Company being completed or the Credit Agreements being extended beyond the June 30, 2022 refinancing requirement cannot be considered probable as they are not under our sole control. Additionally, based on current projections, as a result of continuing supply chain disruptions and continued inflationary pressures related to transportation, labor and raw materials, which are expected to continue through 2022, the forecasts do not provide the Company with reasonable certainty it will have the necessary liquidity to fund operations beyond June 30, 2022. As a result, the Company has classified amounts outstanding under the Credit Agreements as Current installments of long-term debt at December 31, 2021 on the Consolidated Balance Sheets. See Note 8, Debt, for additional details.

Asset Impairment Review
The Company’s business transformation has been delayed by supply chain disruptions and inflationary pressures related to transportation, labor and raw materials. As a result, the Company has experienced continued losses and negative cash flows, which were higher than anticipated. These events constitute a triggering event that required impairment testing of our North American asset group as of the last day of the third quarter of 2021. The results of this impairment testing indicated that, as of September 30, 2021, our North American asset group is not impaired. While indicators of impairment remained at December 31, 2021, the Company re-evaluated the key assumptions and determined there were no significant changes that would result in a different determination. While no long-lived asset impairment existed as of December 31, 2021, such charges are possible in the future, which could have a material adverse effect on future results. There were no other triggering events during 2021.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Consolidation Policy
The Consolidated Financial Statements and accompanying data in this Form 10-K include the accounts of AFI and its subsidiaries. Intercompany accounts and transactions have been eliminated from the Consolidated Financial Statements.

Change in Accounting Principle
During the fourth quarter of 2021, the Company changed its method of accounting for U.S. based inventories from the LIFO method to the FIFO method. We believe that this change in accounting method is preferable as it results in a better matching of revenue and expense, it more closely resembles the physical flow of inventory, is a more consistent method to value inventory across our businesses, and results in improved comparability with industry peers. The effects of this change have been retroactively applied to all periods presented. This change resulted in a decrease to accumulated deficit of $3.0 million as of January 1, 2019.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In addition, certain financial statement line items in our Consolidated Balance Sheet for December 31, 2020, as well as our Consolidated Statement of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019 were adjusted as follows:

Consolidated Balance Sheet as of December 31, 2020
	Originally Reported	Effect of Change	As Adjusted
Inventories	$122.9	$5.2	$128.1
Accumulated deficit	(308.4)	5.2	(303.2)

Consolidated Statement of Operations for the Year Ended December 31, 2020
	Originally Reported	Effect of Change	As Adjusted
Cost of goods sold	$501.3	$(0.5)	$500.8
Income (loss) from continuing operations	(63.6)	0.5	(63.1)
Basic and diluted (loss) per share of common stock	(2.90)	0.02	(2.88)

Consolidated Statement of Operations for the Year Ended December 31, 2019
	Originally Reported	Effect of Change	As Adjusted
Cost of goods sold	$541.0	$(1.7)	$539.3
Income (loss) from continuing operations	(68.9)	1.7	(67.2)
Basic and diluted (loss) per share of common stock	(2.42)	0.07	(2.35)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2020
	Originally Reported	Effect of Change	As Adjusted
Net (loss)	$(63.6)	$0.5	$(63.1)
Inventories	(9.7)	(0.5)	(10.2)

Consolidated Statement of Cash Flows for the Year Ended December 31, 2019
	Originally Reported	Effect of Change	As Adjusted
Net (loss)	$(58.5)	$1.7	$(56.8)
Inventories	14.1	(1.7)	12.4

Had the Company not made the above change in accounting principle, the Consolidated Balance Sheet for the year ended December 31, 2021 would have reflected Inventories of $128.9 million and Accumulated deficit of $373.8 million and the Company's Consolidated Statement of Operations for the year ended December 31, 2021 would have reflected Costs of goods sold of $588.1 million, Loss from continuing operations of $65.3 million and Loss per common share of $2.97 per share.

Use of Estimates
We prepare our financial statements in conformity with U.S. GAAP, which requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. When preparing an estimate, management determines the amount based upon the consideration of relevant internal and external information. Actual results may differ from these estimates.

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

We disaggregate revenue based on customer geography as this category represents the most appropriate depiction of how the nature, timing and uncertainty of revenues and cash flows are impacted by economic factors. See Note 12, Revenue, to the Consolidated Financial Statements for our revenues disaggregated by geography.

Warranties - We provide our customers with a product warranty that provides assurance that the products we sell meet standard specifications and are free of defects. We maintain a reserve for claims and related costs based on historical experience and periodically adjusts these provisions to reflect actual experience. See Note 3, Accounts and Notes Receivable, to the Consolidated Financial Statements for additional information.

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

Pension and Postretirement Benefits
We have benefit plans that provide for pension, medical and life insurance benefits to certain eligible employees when they retire from active service. The cost of plan amendments that provide for benefits already earned by plan participants is amortized over the expected future working lifetime or the life expectancy of plan participants. A market-related value of plan assets methodology is utilized in the calculation of expected return on assets. The methodology recognizes gains and losses on long duration bonds immediately, while gains and losses on other assets are recognized in the calculation over a five-year period. We use a December 31 measurement date for our pension and postretirement benefit plans. See Note 9, Pension and Other Postretirement Benefit Programs, to the Consolidated Financial Statements for additional information.

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

See Note 14, Income Taxes, to the Consolidated Financial Statements for additional information.

Earnings Per Share
Basic earnings or loss per share is computed by dividing the earnings or loss attributable to common shares by the sum of the weighted average number of shares of common stock outstanding during the period and the weighted average number of stock-based awards that have vested but not yet been issued during the period. Diluted earnings per share reflects the potential dilution of securities that could share in the earnings. Diluted loss per share would be calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive. See Note 15, Earnings Per Share of Common Stock, to the Consolidated Financial Statements for additional information.

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

See Note 3, Accounts and Notes Receivable, to the Consolidated Financial Statements for additional information.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Inventories
Inventories are valued at the lower of cost or net realizable value and cost is determined using the FIFO method of accounting. Additionally, inventory balances are adjusted for estimated obsolete or unmarketable inventory equal to the difference between the cost of inventory and its net realizable value.

During the fourth quarter of 2021, the Company changed its method of accounting for U.S. based inventories from the LIFO method to the FIFO method. We believe that this change in accounting method is preferable as it results in a better matching of revenue and expense, it more closely resembles the physical flow of inventory, is a more consistent method to value inventory across our businesses, and results in improved comparability with industry peers.

See Note 4, Inventories, to the Consolidated Financial Statements for additional information.

Property Plant and Equipment
Property, plant and equipment is recorded at cost reduced by accumulated depreciation. Depreciation expense is recognized on a straight-line basis over assets’ estimated useful lives. Machinery and equipment includes manufacturing equipment (depreciated over 3 to 15 years), computer equipment (depreciated over 3 to 5 years) and office furniture and equipment (depreciated over 5 to 7 years). Within manufacturing equipment, assets that are subject to accelerated obsolescence or wear, such as tooling and engraving equipment, are depreciated over shorter periods (3 to 7 years). Heavy production equipment, such as conveyors, are depreciated over longer periods (10 to 15 years). Buildings are depreciated over 15 to 30 years, depending on factors such as type of construction and use. Computer software is amortized over 3 to 7 years.

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

See Note 5, Property, Plant and Equipment, to the Consolidated Financial Statements for additional information.

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

See Note 7, Intangible Assets, to the Consolidated Financial Statements for additional information.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Foreign Currency Transactions
For our subsidiaries with non-U.S. dollar functional currency, assets and liabilities are translated at period-end exchange rates. Revenues and expenses are translated at exchange rates effective during each month. Foreign currency translation gains or losses are included as a component of AOCI within equity. Gains or losses on foreign currency transactions are recognized through net income (loss).

Stock-Based Employee Compensation
We issue stock-based compensation to certain employees and non-employee directors in different forms, including various types of performance-based share compensation including PSAs, PSUs, PBRSUs and RSUs. We record stock-based compensation expense based on an estimated grant-date fair value. The expense is reflected as a component of SG&A expenses on our Consolidated Statements of Operations. Stock-based compensation expense includes an estimate for forfeitures and anticipated achievement levels and is generally recognized on a straight-line basis over the vesting period for the entire award. See Note 13, Stock-based Compensation, to the Consolidated Financial Statements for additional information.

Leases
We lease certain real estate (warehouse and office space), vehicles and equipment. For leases with an initial term of one year or less we recognize lease expense for these leases on a straight-line basis over the lease term. Leases with an initial term of one year or more are recorded on the Consolidated Balance Sheet. We consider all payments fixed unless there is a material impact to the balance sheet at any given time during the lease period.

We determine if a contract is a lease at inception. Operating leases are included in operating lease assets, accounts payable and accrued expenses and noncurrent operating lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, current installments of long-term debt and long-term debt in our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we generally use our incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. We update these rates annually. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Our lease terms may include options to extend or terminate the lease when it is reasonably certain with a compelling economic reason that we will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

See Note 6, Leases, to the Consolidated Financial Statements for additional information.

Recently Adopted Accounting Standards
On January 1, 2021, we adopted ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes" This new standard eliminates certain exceptions in the ASC, Section 740, related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, guidance on accounting for franchise taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The adoption of the standard did not have a significant impact on our consolidated financial statements.

There are no additional accounting standards that have been issued and become effective for the Company at a future date which are expected to have a material impact on our financial condition, results of operations or cash flows.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 3. ACCOUNTS AND NOTES RECEIVABLE
The following table presents accounts and notes receivables, net:

	December 31, 2021	December 31, 2020
Customer trade accounts receivable	$70.7	$52.4
Miscellaneous receivables (a)	4.0	9.0
Less: allowance for product warranties, discounts and losses	(21.7)	(18.4)
Total	$53.0	$43.0
(a)    Miscellaneous receivables primarily relate to the current portion of a distributor note receivable, tax claim receivables and medical insurance rebate receivables not included in Customer trade account receivables. The decrease in Miscellaneous receivables is primarily due to receipt of an insurance receivable associated with a shareholder lawsuit that was included in the balance at December 31, 2020. See Note 11, Litigation and Related Matters, for additional details.
Allowance for product claims, which is a portion of the allowance for product claims, discounts, returns and losses, represents expected reimbursements for cost associated with warranty repairs and customer accommodation claims, the majority of which is provided to our independent distributors through credits against customer trade accounts receivable from the independent distributor to AFI.
The following table summarizes the activity for the allowance for product claims:

	Year Ended December 31,
	2021	2020
Balance as of January 1	$(10.3)	$(9.0)
Reductions for payments	9.5	7.5
Current year claim accruals	(11.3)	(8.8)
Balance as of December 31	$(12.1)	$(10.3)

NOTE 4. INVENTORIES
The following table presents details related to inventories:

	December 31, 2021	December 31, 2020
Finished goods	$100.3	$96.3
Goods in process	6.7	6.7
Raw materials and supplies	39.3	25.1
Total	$146.3	$128.1
During the fourth quarter of 2021, the Company changed its method of accounting for U.S. based inventories from the LIFO method to the FIFO method. See Note 2, Summary of Significant accounting policies - Change in Accounting Principle for additional information. As of December 31, 2021, all inventories are now stated on a FIFO basis.

Inventory was decreased by $5.3 million and $7.0 million as of December 31, 2021 and 2020, respectively, to reduce inventory to net realizable value as a result of obsolescence. The decrease from 2020 was attributable to the continued implementation of several initiatives aimed at improving the overall composition and age of the Company's inventory.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 5. PROPERTY, PLANT AND EQUIPMENT
The following table presents details related to our property, plant and equipment, net:

	December 31, 2021	December 31, 2020
Land	$10.3	$10.6
Buildings	84.2	81.8
Machinery and equipment	451.2	458.9
Computer software	18.5	15.9
Construction in progress	9.2	16.4
Less accumulated depreciation and amortization	(342.9)	(336.7)
Total	$230.5	$246.9
The long-lived assets in the table below include property, plant and equipment, net. Long-lived assets by geographic area are reported by location of the operations to which the asset is attributed.

	December 31, 2021	December 31, 2020
United States	$147.7	$160.4
China	70.5	73.5
Australia	12.3	13.0
Total	$230.5	$246.9

	Year Ended December 31,
	2021	2020
Depreciation expense	$36.3	$40.8
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

The following table presents details related to our Assets held-for-sale:

December 31, 2020
Land held for sale	$16.9
Buildings held for sale	0.8
Other tangible assets	0.1
Total	$17.8

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

The following table summarizes components of lease expense:

	Year Ended
	December 31, 2021	December 31, 2020
Finance lease cost	$0.4	$0.3
Operating lease cost	5.4	4.4
Short-term lease cost	2.2	1.0
Sublease income	(0.1)	(0.1)
Total lease cost	$7.9	$5.6

The following table summarizes supplemental balance sheet information related to leases:

Lease Category	Balance Sheet Classification	December 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease assets	$18.5	$8.5
Finance lease assets	Property, plant and equipment, net	1.2	1.0
Total lease assets		$19.7	$9.5
Liabilities
Current
Operating lease liabilities	Accounts payable and accrued expenses	$2.8	$2.7
Finance lease liabilities	Current installments of long-term debt	0.4	0.3
Noncurrent
Operating lease liabilities	Noncurrent operating lease liabilities	16.7	5.8
Finance lease liabilities	Long-term debt, net of unamortized debt issuance costs	0.7	0.7
Total lease liabilities		$20.6	$9.5

The following table summarizes supplemental cash flow information related to leases:

	Year Ended
	December 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4.2	$4.4
Financing cash flows from finance leases	0.5	0.3
Non-cash lease liability activity:
Lease assets obtained in exchange for new operating lease liabilities	13.4	6.9
Lease assets obtained in exchange for new finance lease liabilities	0.5	0.7

During 2021, the Company added $11.6 million of additional ROU assets related to the commencement of the Technical Center and Headquarters leases.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarized weighted average remaining lease term and weighted average discount rate:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term - Operating leases (in years)	7.5	4.1
Weighted average remaining lease term - Finance leases (in years)	2.5	3
Weighted average discount rate - Operating leases (%)	11.0%	9.5%
Weighted average discount rate - Finances leases (%)	8.4%	7.1%

The following table provides future minimum payments at December 31, 2021, by year and in the aggregate, for leases having non-cancelable lease terms in excess of one year:

	Operating Leases	Finance Leases
2022	$4.7	$0.5
2023	4.3	0.4
2024	3.9	0.2
2025	3.3	0.1
2026	2.3	—
Thereafter	11.2	—
Total lease payments	29.7	1.2
Less: Unamortized interest	(10.2)	(0.1)
Total	$19.5	$1.1

NOTE 7. INTANGIBLE ASSETS
The following table details amounts related to our intangible assets:

		December 31, 2021		December 31, 2020
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Long-lived intangible assets:
Contractual arrangements	5 years	$33.4	$30.1	$33.4	$23.6
Land Use Rights	50 years	3.3	0.6	3.2	0.5
Intellectual property	2-15 years	5.8	2.4	5.6	2.0
Subtotal		42.5	33.1	42.2	26.1
Indefinite-lived intangible assets:
Trademarks and brand names	Indefinite	3.0		2.9
Total		$45.5	$33.1	$45.1	$26.1

	Year Ended December 31,
	2021	2020	2019
Amortization expense	$7.0	$7.0	$7.0

	2022	2023	2024	2025	Thereafter
Estimated annual amortization expense	$3.7	$0.4	$0.4	$0.4	$4.5

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 8. DEBT
The following table presents details related to our debt:

	December 31, 2021	December 31, 2020
Credit lines (international)	$4.6	$4.5
Insurance premiums financing	0.5	1.0
Short-term debt	5.1	5.5
Current installment of Amended Term Loan Agreement (a)	86.2	2.6
Amended ABL Credit Facility (a)	20.6	—
Current installment of finance leases	0.4	0.3
Less: Deferred financing costs (a)	(1.4)	—
Current installments of long-term debt	105.8	2.9
Noncurrent portion of Term Loan Agreement (a)	—	67.4
Amended ABL Credit Facility (a)	—	10.0
Other financing payable (including finance leases)	0.7	0.7
Total principal balance outstanding, long-term debt	0.7	78.1
Less: Deferred financing costs (a)	—	(6.7)
Long-term debt, net of unamortized debt issuance costs	0.7	71.4
Total	$111.6	$79.8
The maturities of debt for the five years following December 31, 2021 are as follows:

Year of Maturity
2022 (a)	$110.9
2023	0.4
2024	0.2
2025	0.1
(a) Substantial doubt about the Company’s ability to continue as a going concern has been raised. As a result, the Company has classified amounts outstanding under the Amended ABL Credit Facility and the Amended Term Loan Agreement as Current installments of long-term debt at December 31, 2021 on the Consolidated Balance Sheets. See Note 1, Business and Basis of Presentation, for additional details.

During the fourth quarter of 2021, the Company entered into multiple amendments to its Credit Agreements, which further amended the ABL Credit Facility and the Term Loan Agreement. These amendments are described in more detail below. As part of these transactions, the Company recorded a charge of $9.6 million related to the write-off of unamortized debt issuance costs, and debt amendment fees and capitalized $3.7 million in incremental debt issuance costs in accordance with U.S. GAAP.

During March 2021, we entered into a new line of credit in China. The new credit limit is $9.3 million with a one-year maturity date and a variable interest rate of 3.85% to 4.35%. The loan is secured by the land and building of our Chinese facility.

Amended ABL Credit Facility
On June 23, 2020, we entered into an amendment to the ABL Credit Facility, which reduced commitments from $100.0 million to $90.0 million, amended the interest rates applicable to the borrowings, modified certain financial maintenance and other covenants as well as permitted indebtedness under the Term Loan Agreement. This amendment to the ABL Credit Facility provided for a borrowing base that is derived from our accounts receivable and inventory, collectively, with the equity interests in the guarantors, the ABL Priority Collateral, subject to certain reserves and other limitations.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

On November 1, 2021, the Company entered into the Fourth Amendment to the ABL Credit Facility and on December 31, 2021, the Company entered into the Fifth Amendment to the ABL Credit Facility. These 2021 ABL Amendments amended the interest rates applicable to the Amended ABL Credit Facility, modified certain financial maintenance and other covenants as well as included the consent of the lenders to incur incremental borrowings under the Amended Term Loan Agreement.

The Amended ABL Credit Facility permits us to grant a first priority security interest in real estate, machinery and equipment and intellectual property collateral to Term Loan Agent, collectively the Term Loan Priority Collateral. Bank of America, N.A., as administrative agent and collateral agent, will not have a security interest in the real property securing the Amended Term Loan Agreement but will have a second priority security interest in machinery and equipment and intellectual property constituting Term Loan Priority Collateral. In addition, as a result of the 2021 ABL Amendments, the Company has also granted a 100% security in the equity interest of certain foreign subsidiaries.

Borrowings under the Amended ABL Credit Facility bear interest at a rate per annum equal to, at our option, a base rate or a Eurodollar rate equal to LIBOR for the relevant interest period, plus, in each case, an applicable margin determined in accordance with the provisions of the 2021 ABL Amendments. The base rate will be the highest of (a) the federal funds rate plus 0.50%; (b) the prime rate of Bank of America, N.A.; and (c) LIBOR plus 1.00%. The applicable margin for borrowings under the Amended ABL Credit Facility will be determined based on the Company’s Consolidated Leverage Ratio (as defined in the 2021 ABL Amendments) and will range from 2.25% to 3.50% with respect to base rate borrowings and 3.25% to 4.50% with respect to Eurodollar rate borrowings. In addition to paying interest on outstanding principal under the Amended ABL Credit Facility, we will pay a commitment fee to the lenders with respect to the unutilized revolving commitments thereunder at a rate ranging from 0.375% to 0.50% depending on the Company’s Consolidated Leverage Ratio (as defined in the 2021 ABL Amendments). The weighted average interest rate for the Amended ABL Credit Facility was 5.74% during 2021.

The Amended ABL Credit Facility contains financial covenants applicable to the Company and its subsidiaries. These financial covenants require that the Company and its subsidiaries (i) maintain minimum Availability (as defined in the Amended ABL Credit Facility) of $40 million during the months ending December 31, 2021 and January 31, 2022, $37.5 million during the month ending February 28, 2022, and $25 million thereafter; (ii) maintain minimum Consolidated Cash Flow (as defined in the Amended ABL Credit Facility) for each month, commencing with the month ending December 31, 2021, and calculated on a cumulative basis, ranging from negative $21 million as of December 31, 2021, to negative $40 million as of June 30, 2022; and (iii) maintain a minimum Formula Availability (as defined in the Amended ABL Credit Facility) in an amount ranging from $86.4 million during the month ending December 31, 2021 to $106.4 million during the month ending June 30, 2022. The Company was in compliance with these covenants at December 31, 2021.

In addition, the Amended ABL Credit Facility includes certain milestones related to the Company’s consideration of a sale of the Company or other strategic alternatives. These milestones include: (i) a requirement that the Company deliver a confidential information memorandum regarding the sale process to potential buyers, investors and/or refinancing sources by January 14, 2022; (ii) a requirement that the Company provide a summary by February 18, 2022 of all written indications of interest regarding the acquisition of the Company or an alternative transaction that are received on or before that date,; (iii) a requirement that the Company notify by February 28, 2022 whether any binding letter of intent for the acquisition of the Company has been entered into prior to such date and, thereafter, providing copies of any such letter of intent entered into after such date (subject to any necessary redaction); (iv) a requirement that the Company enter into a definitive agreement for the acquisition of the Company by March 31, 2022 which provides for a purchase price in an amount sufficient to repay in full the outstanding loans under the Amended ABL Credit Facility and the Amended Term Loan Agreement and otherwise be in form and substance reasonably satisfactory,; and (v) a requirement that the Company consummate the sale of the Company or a similar transaction by no later than May 15, 2022.

As of December 31, 2021, outstanding letters of credit issued under the Amended ABL Credit Facility were $6.8 million and are subject to fees which will be due quarterly in arrears based on the applicable margin described above plus a fronting fee. The total rate for letters of credit was 4.125% as of December 31, 2021.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Prior to the 2021 ABL Amendments, the Company had $0.5 million of unamortized deferred financing costs associated with the ABL Credit Facility. In accordance with U.S. GAAP, as a result of the 2021 ABL Amendments, the Company recorded a charge of $0.4 million related to the write-off of unamortized debt issuance costs and capitalized an additional $2.0 million of incremental new debt issuance costs.

Amended Term Loan Agreement
On June 23, 2020, we entered into the Term Loan Agreement with Pathlight Capital L.P. as the administrative agent. The Term Loan Agreement provided us with secured borrowings of $70.0 million. The borrowing base was derived from the Company’s machinery and equipment, intellectual property and real property, subject to certain reserves and other limitations. The Term Loan Agreement is scheduled to mature on June 23, 2025.

During 2021, upon the sale of our South Gate Facility, we made a mandatory prepayment of $20.0 million to Pathlight Capital L.P. towards the principal balance on our Term Loan Agreement as required by the Term Loan Agreement. As part of the mandatory payment, we paid an additional $0.4 million in prepayment premium fees.

On November 1, 2021, the Company entered into the First Amendment to the Term Loan Agreement and on December 31, 2021, the Company entered into the Second Amendment to the Term Facility. These 2021 Term Loan Amendments amended the interest rates applicable to the Amended Term Loan Agreement, modified certain financial maintenance and other covenants as well as eliminated scheduled amortization payments. Additionally, the 2021 Term Loan Amendments provided incremental borrowings of $35.0 million. After completion of the 2021 Term Loan Amendments the outstanding aggregate principal under the Amended Term Loan Agreement was $83.3 million. In connection with the 2021 Term Loan Amendments, the Company paid the Term Loan Agent an amendment fee equal to 2.5% of the outstanding principal balance of the original Term Loan Agreement and 5.0% of the incremental borrowings under the Amended Term Loan Agreement. These amendment fees were added to the outstanding principal of the Amended Term Loan Agreement. As a result, total borrowings under the Amended Term Loan Agreement were $86.2 million at December 31, 2021.

Under the Amended Term Loan Agreement, borrowings bear interest at LIBOR plus the applicable margin, which was reduced from 12.0% per annum to 11.0% per annum by the 2021 Term Loan Amendments. Interest on amounts outstanding under the original Term Loan Agreement is required to be paid in cash. Interest on the incremental $35.0 million of term loan borrowings under the 2021 Term Loan Amendments will be paid-in-kind and added to the principal balance of Amended Term Loan Agreement.

We must use cash proceeds from certain dispositions, including sales of real estate, equity and debt issuances and extraordinary events, to prepay outstanding loans under the Amended Term Loan Agreement, subject to specified exceptions, including the prepayment requirements with respect to the Amended ABL Credit Facility. Additionally, if prepaid within one year amounts outstanding are subject to a prepayment fee equal as defined in the Amended Term Loan Agreement.

All obligations under the Amended Term Loan Agreement are guaranteed by each of our wholly owned domestic subsidiaries that individually, or together with its subsidiaries, has assets of more than $1.0 million and are secured by a first priority lien on the Term Priority Collateral and a second priority lien on the ABL Priority Collateral. Also under the terms of the 2021 Term Loan Amendments, the Company’s Australian subsidiary granted a security interest in its real and personal property to the Term Loan Agent, which is included in the term loan borrowing base.

The Amended Term Loan Agreement contains a number of covenants that, among other things, and subject to certain exceptions, restrict our ability to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of our businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements. At December 31, 2021, we were in compliance with these debt covenants.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

In addition, the Amended Term Loan Agreement requires us to comply with the Amended ABL Credit Facility financial covenants. The Amended Term Loan Agreement also contains customary affirmative covenants and events of default, including a cross-default provision in respect of certain material indebtedness and a change of control provision. If an event of default occurs, the lenders may choose to accelerate the maturity of the Amended Term Loan Agreement and require repayment of all obligations thereunder.

Prior to the 2021 Term Loan Amendments, the Company had $5.5 million of unamortized deferred financing costs associated with the Term Loan Agreement. In accordance with U.S. GAAP, as a result of the 2021 Term Loan Amendments, the Company recorded a charge of $5.5 million related to the write-off of unamortized debt issuance costs and capitalized an additional $1.7 million of incremental new debt issuance costs. The Company also incurred $3.7 million of debt amendment fees which were not capitalized.

The Company is required to refinance the Credit Agreements no later than June 30, 2022, even if a sale of the Company or other strategic transaction has not been consummated prior to such date. The Company will pay a sale process fee to its lenders under the Amended ABL Credit Facility upon the consummation of a sale of the Company or similar transaction, which fee will be $500,000 if such transaction closes before March 31, 2022, and $750,000, if it closes any time thereafter.

NOTE 9. PENSION AND OTHER POSTRETIREMENT BENEFIT PROGRAMS
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

During 2020, the Company approved two plan changes. One of our U.S. defined-benefit pension plans, the RIP, was amended as of December 31, 2020, to freeze the accrual of additional benefits for the Company's non-union production employees and Lancaster International Association of Machinists and Aerospace Workers participants. Also, our U.S. postretirement plan’s life insurance benefit is no longer being offered for hourly participants at various locations (Beech Creek, Kankakee, and Stillwater) and for traditional salaried participants who retire on or after January 1, 2021.

We also have defined contribution plans providing for the Company to contribute a specified matching amount for participating employees’ contributions to the plan. The matching amount is dependent upon employee classification, but is generally either a 50% match on the first 6% of pay contributed with a maximum company matching contribution of 3% or a 100% match on the first 4% of pay contributed plus 50% match on the next 4% of pay contributed with a maximum company matching contribution of 6%. Participants become vested in the Company’s matching amount when they have completed three calendar years of company service and worked at least 1,000 hours in each year. Costs for defined-contribution plans were $6.6 million and $3.6 million in 2021 and 2020, respectively. Costs during 2020 were lower due to the temporary suspension of Company contribution from May 2020 through September 2020 as a countermeasure to the impact of the COVID-19 pandemic.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Defined-Benefit Pension Plans
The following tables summarize the balance sheet impact of the pension benefit plans, as well as the related benefit obligations, assets, funded status and rate assumptions. The pension benefits disclosures include both the qualified, funded RIP and the Retirement Benefit Equity Plan, which is a non-qualified, unfunded plan designed to provide pension benefits in excess of the limits defined under Sections 415 and 401(a)(17) of the Internal Revenue Code. The disclosures also include our two Canadian pension plans.

	U.S. Pension Plans		Canadian Pension Plans
	2021	2020	2021	2020
Change in benefit obligation:
Projected benefit obligations as of January 1	$418.4	$394.6	$17.1	$16.3
Service cost	1.0	2.6	—	—
Interest cost	10.2	12.5	0.4	0.5
Foreign currency translation adjustment	—	—	0.1	0.4
Effect of plan curtailment	—	(0.9)	(0.6)	—
Actuarial (gain) loss	(13.6)	30.4	(1.1)	1.2
Benefits paid	(21.6)	(20.8)	(1.3)	(1.3)
Projected benefit obligations as of December 31	394.4	418.4	14.6	17.1

Change in plan assets:
Fair value of plan assets as of January 1	417.2	380.7	14.8	14.2
Actual return on plan assets	19.5	57.2	0.6	1.4
Employer contribution	0.1	0.1	0.1	0.1
Foreign currency translation adjustment	—	—	0.1	0.4
Effect of plan settlements	—	—	(0.6)	—
Benefits paid	(21.6)	(20.8)	(1.4)	(1.3)
Fair value of plan assets as of December 31	415.2	417.2	13.6	14.8
Funded status of the plans	$20.8	$(1.2)	$(1.0)	$(2.3)

Accumulated benefit obligation as of December 31	$394.4	$418.4	$14.6	$17.1

Actuarial gains related to the change in the benefit obligation for the U.S. and Canadian pension plans for the year ended December 31, 2021 was primarily due to an increase in discount rate, and an experience gain due to plan experience for the Canadian pension plans. Actuarial losses related to the change in benefit obligation for U.S. and Canadian pension plans for the year ended December 31, 2020 were primarily due to the decrease in the discount rate each period.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the defined-benefit pension plans:

	U.S. Pension Plans		Canadian Pension Plans
	2021	2020	2021	2020
Weighted average assumptions used to determine benefit obligations as of December 31:
Discount rate	2.85%	2.50%	2.80%	2.30%
Rate of compensation increase	3.25%	3.25%	n/a	n/a
Weighted average assumptions used to determine net periodic benefit cost for the period:
Discount rate	2.50%	3.25%	2.30%	3.00%
Expected return on plan assets	5.25%	5.70%	3.60%	4.00%
Rate of compensation increase	3.25%	3.25%	n/a	n/a

Basis of Rate-of-Return Assumption
Long-term asset class return assumptions are determined based on the expected performance of the asset classes over 20 years. For the U.S. plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 5.25% and 5.70% for the years ended December 31, 2021 and 2020, respectively. For our Canadian plans, these forecasted gross returns were reduced by estimated management fees and expenses, yielding a long-term return forecast of 3.60% and 4.00% for the years ended December 31, 2021 and 2020, respectively.

Defined-benefit pension plans with benefit obligations in excess of plan assets were as follows:

	U.S. Pension Plans		Canadian Pension Plans
	2021	2020	2021	2020
Projected benefit obligation, December 31	$2.2	$2.3	$14.6	$16.7
Accumulated benefit obligation, December 31	2.2	2.3	14.6	16.7
Fair value of plan assets, December 31	—	—	13.5	14.4

The U.S. pension plans had a prepaid asset balance of $23.0 million and $1.1 million at December 31, 2021 and 2020, respectively.

The components of net periodic pension cost for the U.S. and Canadian defined-benefit pension plans were as follows:

	Year Ended December 31,
	U.S. Pension Plans			Canadian Pension Plans
	2021	2020	2019	2021	2020	2019
Service cost of benefits earned during the period	$1.0	$2.6	$2.7	$—	$—	$—
Interest cost on projected benefit obligation	10.2	12.5	15.0	0.4	0.5	0.6
Expected return on plan assets	(21.2)	(21.3)	(21.7)	(0.5)	(0.5)	(0.7)
Recognized net actuarial loss	3.0	10.1	9.7	0.2	0.3	0.4
Net periodic pension cost	$(7.0)	$3.9	$5.7	$0.1	$0.3	$0.3

Excluded from net periodic pensions costs in the Canadian pension plans table above were $0.6 million of settlement gains recorded in 2021.

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

Each asset class used has a defined asset allocation target and allowable range. The tables below show the asset allocation targets and the December 31, 2021 and 2020 positions for each asset class:

	Target Weight at	Position at December 31,
	December 31, 2021	2021	2020
U.S. Asset Class
Fixed income securities	65%	62%	54%
Equities	35%	38%	46%
Canadian Asset Class
Fixed income securities	50%	50%	50%
Equities	48%	48%	48%
Other	2%	2%	2%

The change in the U.S. defined benefit pension plan asset allocation for the year ended December 31, 2021 is due to a reduction in return seeking assets to minimize risk for the portfolio and further protect the overall funded status.

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

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following tables set forth by level within the fair value hierarchy a summary of the U.S. and Canadian defined-benefit pension plan assets, net of payables for administrative expenses, measured at fair value on a recurring basis:

	Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$258.5	$—	$258.5
Equities	—	156.8	—	156.8
Other	(0.1)	—	—	(0.1)
Net assets measured at fair value	$(0.1)	$415.3	$—	$415.2

	Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
U.S. Plans
Fixed income securities	$—	$226.5	$—	$226.5
Equities	—	191.0	—	191.0
Other	(0.3)	—	—	(0.3)
Net assets measured at fair value	$(0.3)	$417.5	$—	417.2

	Value at December 31, 2021
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$6.7	$—	$6.7
Equities	—	6.6	—	6.6
Other	0.3	—	—	0.3
Net assets measured at fair value	$0.3	$13.3	$—	$13.6

	Value at December 31, 2020
	Level 1	Level 2	Level 3	Total
Canadian Plans
Fixed income securities	$—	$7.5	$—	$7.5
Equities	—	7.1	—	7.1
Other	0.2	—	—	0.2
Net assets measured at fair value	$0.2	$14.6	$—	$14.8

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

	2021	2020
Change in benefit obligation:
Projected benefit obligations as January 1	$59.6	$65.3
Service cost	—	—
Interest cost	1.3	1.9
Plan participants' contributions	0.7	1.2
Plan amendments	—	(6.4)
Actuarial (gain) loss	(6.2)	4.5
Benefits paid	(3.7)	(6.9)
Projected benefit obligation as of December 31	51.7	59.6
Change in plan assets:
Fair value of plan assets as January 1	—	—
Employer contribution	3.0	5.7
Plan participants' contribution	0.7	1.2
Benefits paid	(3.7)	(6.9)
Fair value of plan assets as of December 31	—	—
Funded status of the plans	$(51.7)	$(59.6)

The actuarial gains related to the change in benefit obligation for the obligation for the postretirement benefit plans for the year ended December 31, 2021 was primarily due to the increase in the discount rate and an experience gain due to plan experience. The actuarial loss related to the change in benefit obligation for the postretirement plans for the year ended December 31, 2020 was primarily due to the decrease in the discount rate and new claim costs being higher than assumed, partially offset by a gain from the census data updates.

The table below presents the weighted-average assumptions used in computing the benefit obligations and net periodic benefit cost for the U.S. defined-benefit postretirement benefit plans:

	2021	2020
Weighted average discount rate used to determine benefit obligations as of December 31	2.80%	2.45%
Weighted average discount rate used to determine net periodic benefit cost	2.45%	3.20%

The components of net periodic postretirement (benefit) cost were as follows:

	Year Ended December 31,
	2021	2020	2019
Service cost of benefits earned during the period	$—	$—	$0.2
Interest cost on accumulated postretirement benefit obligations	1.3	1.9	2.5
Amortization of prior service (credit)	(1.1)	(0.2)	—
Amortization of net actuarial (gain)	(1.3)	(4.8)	(3.1)
Net periodic postretirement (benefit) cost	$(1.1)	$(3.1)	$(0.4)

As a result of the elimination of future life insurance benefits for certain employees, we recorded a curtailment gain of $1.8 million in 2020 in other income. This gain is not reflected in the above table.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

For measurement purposes, an average rate of annual increase in the per capita cost of covered health care benefits of 6.5% for pre-65 retirees was assumed for 2022, decreasing ratably to an ultimate rate of 4.5% by 2029.

Financial Statement Impacts
Amounts recognized in assets and (liabilities) on the Consolidated Balance Sheets at year end consist of:

	U.S. Pension Benefits		Canadian Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Prepaid pension asset	$23.0	$1.1	$—	$—	$—	$—
Accrued payroll and employee costs	—	—	—	—	(3.5)	(4.0)
Postretirement benefit liabilities	—	—	—	—	(48.2)	(55.6)
Pension benefit liabilities	(2.2)	(2.3)	(1.0)	(2.3)	—	—
Net amount recognized	$20.8	$(1.2)	$(1.0)	$(2.3)	$(51.7)	$(59.6)

Pre-tax amounts recognized in AOCI at year end for our pension and postretirement benefit plans consist of:

	U.S. Pension Benefits		Canadian Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020	2021	2020
Net actuarial gain (loss)	$(91.7)	$(106.7)	$(3.4)	$(4.9)	$29.5	$25.6

We expect to contribute $0.1 million and $0.3 million to our U.S. and Canadian defined-benefit pension plans, respectively, and $3.5 million to our U.S. postretirement benefit plans in 2022.

Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid over the next ten years for our U.S. and Canadian plans:

	U.S. Pension Benefits	Canadian Pension Benefits	Postretirement Benefits
2022	$21.4	$1.3	$3.5
2023	21.9	1.2	3.4
2024	22.0	1.2	3.2
2025	22.1	1.1	3.1
2026	23.1	1.1	3.0
2027-2031	114.2	4.8	14.3

These estimated benefit payments are based on assumptions about future events. Actual benefit payments may vary significantly from these estimates.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 10. FINANCIAL INSTRUMENTS
The fair value of cash, accounts and notes receivable and accounts payable and accrued expenses approximate their carrying amounts due to the short-term maturities of these assets and liabilities.

	Fair Value at December 31, 2021
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$0.3	$0.3	$—	$—	$0.3
Amended ABL Credit Facility	20.6	—	20.6	—	20.6
Total foreign credit facilities	4.6	—	4.6	—	4.6
Amended Term Loan Agreement	86.2	—	86.7	—	86.7
Total financial liabilities	$111.7	$0.3	$111.9	$—	$112.2

	Fair Value at December 31, 2020
	Carrying amount	Level 1	Level 2	Level 3	Total
Financial liabilities
Foreign exchange contracts	$1.1	$1.1	$—	$—	$1.1
Amended ABL Credit Facility	10.0	—	10.0	—	10.0
Total foreign credit facilities	4.5	—	4.5	—	$4.5
Term Loan Agreement	70.0	—	73.8	—	$73.8
Total financial liabilities	$85.6	$1.1	$88.3	$—	$89.4

The fair values of our net foreign currency contracts were estimated from market quotes, which are considered to be Level 1 inputs.
Borrowings under the Amended ABL Credit Facility, foreign credit facilities and the Amended Term Loan Agreement are quoted in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the liability (Level 2 inputs).
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
Summary of Financial Position
There were no material liabilities recorded as of December 31, 2021 and December 31, 2020 for potential environmental liabilities that we consider probable and for which a reasonable estimate of the probable liability could be made.
Other Claims
We are involved in various lawsuits, claims, investigations and other legal matters from time to time that arise in the ordinary course of conducting business, including matters involving our products, intellectual property, relationships with suppliers, relationships with distributors and relationships with competitors, employees and other matters. For example, we are currently a party to various litigation matters that involve product liability, tort liability and other claims under a wide range of allegations, including illness due to exposure to certain chemicals used in the workplace, or medical conditions arising from exposure to product ingredients or the presence of trace contaminants. In some cases, these allegations involve multiple defendants and relate to legacy products that we and other defendants purportedly manufactured or sold. We believe these claims and allegations to be without merit and intend to defend them vigorously. For these matters, we also may have rights of contribution or reimbursement from other parties or coverage under applicable insurance policies.

While complete assurance cannot be given to the outcome of these proceedings, we do not believe that any of these matters, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

On November 15, 2019, a shareholder filed a putative class action complaint in the United States District Court for the Central District of California alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5, promulgated thereunder, based on alleged false and/or misleading statements or omissions made between March 6, 2018 and November 4, 2019. On November 30, 2020, the Company reached a settlement in principle to fully resolve this matter. The settlement agreement provided, in part, for a settlement payment of $3.75 million in exchange for the dismissal and a release of all claims against the defendants. Neither the Company nor any individual defendant admits any wrongdoing through the settlement agreement. In September 2021, the $3.75 million settlement payment was paid by our insurance provider under our relevant insurance policy and placed into escrow for distribution. The Company had previously recorded the settlement in the caption Accounts and notes receivable, net and Other accrued expenses on the Consolidated Balance Sheets.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 12. REVENUE
Geographic Areas

The net sales in the table below are allocated to geographic areas based upon the location of the customer.

	Year Ended December 31,
	2021	2020	2019
Net sales
United States	$478.3	$451.6	$474.4
China	88.7	66.5	68.4
Canada	34.9	30.1	37.9
Australia	33.7	24.9	28.0
Other	14.3	11.7	17.6
Total	$649.9	$584.8	$626.3

Information about Major Customers
In 2021, 2020, and 2019, net sales to one customer exceeded 10% of our total net sales. Total net sales to this customer were $76.3 million, $111.6 million, and $124.4 million in 2021, 2020, and 2019, respectively. We monitor the creditworthiness of our customers and generally do not require collateral.

NOTE 13. STOCK-BASED COMPENSATION
In April 2016, AFI adopted the Armstrong Flooring, Inc. 2016 LTI Plan and the Armstrong Flooring, Inc. 2016 Directors' Plan, which collectively comprised a new compensation program that allows for the grant of stock-based compensation awards to certain employees and non-employee directors of AFI different forms of benefits, including performance-based awards and RSUs. On June 2, 2017, our stockholders approved an amendment and restatement of the 2016 LTI Plan. On June 4, 2021, our stockholders approved an amendment and restatement of the 2016 Directors' Plan. Under the 2016 LTI Plan, as amended, our Board has authorized up to 7,600,000 shares of common stock for issuance. Our Board authorized up to 900,000 shares of common stock that may be issued pursuant to the 2016 Directors' Plan, as amended. As of December 31, 2021, 964,475 shares and 198,179 shares were available for future grants under the 2016 LTI Plan and the 2016 Directors' Plan as amended, respectively.

Prior to the Spin-off, AWI issued stock-based compensation awards to employees and directors that became employees or directors of AFI. In connection with the Spin-off, these awards were converted into new AFI equity awards using a formula designed to preserve the intrinsic value of the awards immediately prior to the Spin-off. The modification did not result in a change to the value of the awards. The terms and conditions of the AWI awards were replicated and, as necessary, adjusted to ensure that the vesting schedule and economic value of the awards was unchanged by the conversion. At December 31, 2021 only stock option awards remained outstanding related to AWI issued stock-based compensation awards.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Stock-based compensation expense
Stock-based compensation expense is generally recognized on a straight-line basis over the vesting period and is recorded as a component of SG&A. Total stock-based compensation expense included in the Consolidated Statements of Operations and the related tax effects are presented in the table below:

	Year Ended December 31,
	2021	2020	2019
Stock-based compensation expense	$3.0	$2.7	$1.2
Income tax benefit	—	—	—

To the extent that the vesting-date fair value of an award is greater than the grant-date fair value, the excess tax benefit is recorded as an income tax benefit in the Consolidated Statements of Operations. For the year ended December 31, 2021 there was no income tax expense related to vested stock-based compensation awards. For the years ended December 31, 2020 and 2019 the income tax expense was $0.3 million and $0.1 million, respectively, related to vested stock-based compensation awards.

As of December 31, 2021, $4.5 million of total unrecognized compensation expense related to non-vested stock-based compensation arrangements is expected to be recognized over a weighted-average period of 2.2 years.

Performance-based stock compensation
The Company grants PSAs, PSUs and PBRSUs to key executive employees and certain management employees of AFI under the 2016 LTI Plan. These awards represent units of restricted Company common stock that vest based on the achievement of certain performance or market conditions.

PSAs and PSUs - The performance condition for 75% of the awards is based on earnings before interest, taxes, depreciation and amortization. The performance condition for the remaining 25% of the awards is based on cumulative free cash flow, defined as cash flow from operations, less cash used in investing activities. PSAs issued to key executive employees are also indexed to the achievement of specified levels of absolute total shareholder return and the fair value was measured using a Monte-Carlo simulation on the date of grant. For PSUs that are not indexed to the achievement of specified levels of absolute total shareholder return, the fair value was measured using our stock price on the date of grant. If the performance conditions are met, the awards vest at the conclusion of the performance period, which is generally at the end of the third fiscal year following the date of grant. We did not issue any PSAs during 2021, 2020 or 2019 and did not issue any PSUs during 2021 or 2020.

Details of PSUs issued during 2019 are as follows:

2019
Issued (in thousands)	200.9
Weighted-average grant date fair value	$13.25

PBRSUs - The Company issued 592,213 PBRSUs to key executive employees and certain management employees on April 1, 2021. The market condition is based on price targets for the Company's common stock at a future date. Price targets are achieved if the average closing sale stock price of one share of Company Stock, over the 20 trading days following the date of the 2023 year-end earnings release, equals or surpasses the price targets. The number of shares earned is based upon the achievement of four stock price hurdles: $7.25, $8.75, $10.25 and $11.75. Following the first price target achievement, 50% of the overall performance units are earned. With each of the next three Price Target Achievements, an additional 25% of the overall performance units are earned. Payout percentages will be linearly interpolated for stock price performance between the hurdles. The Monte-Carlo valuation provided a weighted average fair value of $4.37 per share for the grant-date fair value.

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
The following table summarizes the Monte-Carlo inputs and grant-date fair value price used for PBRSU issuances.

	April 1, 2021	March 24, 2020	September 11, 2019
Grant-date stock price (AFI closing stock price on date of grant)	$5.20	$2.18	$7.43
Assumptions
Risk-free rate of return	0.35%	0.44%	1.59%
Expected volatility	88.53%	66.29%	41.45%
Expected dividend yield	—	—	—

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

The table below summarizes activity related to the PSUs and PBRSUs.

	PSUs and PBRSUs
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested as of December 31, 2020	1,257.4	$4.69
Granted	592.2	4.37
Vested	—	—
Cancelled	(193.5)	13.94
Forfeited	(34.8)	2.68
Non-vested as of December 31, 2021	1,621.3	3.54

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

Restricted Stock Awards

RSUs - RSUs were granted to key executive employees and certain management employees of AFI. The RSUs are units representing shares of Company common stock which are converted to shares of Company common stock at the end of the service period. There are no performance or market conditions associated with these awards. For awards issued prior to 2020, vesting generally occurs with one third of the awards vesting at the end of one, two and three years from the date of grant. In 2020, most newly issued RSUs cliff vest three years from the date of grant. The fair value of RSUs was measured using our stock price on the date of grant. Details of RSUs issued during 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Issued (in thousands)	137.3	165.0	622.8
Weighted-average grant date fair value	5.2	4.36	7.39

The table below summarizes activity related to RSUs. The non-employee director activity is not reflected in the RSU activity below:

	RSUs
	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Non-vested as of December 31, 2020	638.3	$6.71
Granted	137.3	5.20
Vested	(222.0)	8.85
Forfeited	(10.6)	5.03
Non-vested as of December 31, 2021	543.0	5.50

The table above contains 2,772 and 8,334 RSUs as of December 31, 2021 and 2020, respectively, which are accounted for as liability awards as they may be settled in cash. These relate to employees in certain international jurisdictions which have prohibitions related to stock settled awards.

Director Awards - RSUs were granted to our non-employee directors under the 2016 Directors' Plan, as amended. These awards generally have a vesting period of one year and any dividends paid prior to vesting are forfeitable if the award does not vest. The awards are generally payable six months following the director’s separation from service on the Board. The fair value of non-employee director RSUs was measured using our stock price on the date of grant. Details of Director awarded RSUs issued during 2021, 2020 and 2019 are as follows:

	2021	2020	2019
Issued (in thousands)	118.9	171.2	57.0
Weighted-average grant date fair value	5.76	$3.83	$11.05

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes activity related to the non-employee director RSUs.

	Number of Shares (in thousands)	Weighted-Average Grant-Date Fair Value (per share)
Vested and not yet delivered as of December 31, 2020	412.5	$9.32
Granted	118.9	5.76
Distributed	—	—
Outstanding as of December 31, 2021	531.4	8.53

Stock Options

The following table summarizes activity related to stock options:

	Number of Shares (in thousands)	Weighted-Average Exercise Price (per share)	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Outstanding (and exercisable) as of December 31, 2020	442.1	$12.85	1.7	$—
Forfeited / cancelled	94.0	10.65
Outstanding (and exercisable) as of December 31, 2021	348.1	13.45	1.1	—

Remaining stock options expire between 2022 and 2024. When stock options are exercised, we may issue new shares, use treasury shares (if available), acquire shares held by investors, or a combination of these alternatives.

The following table presents information related to stock option exercises:

	Year Ended December 31,
	2021	2020
Total intrinsic value of stock options exercised	$—	$—
Cash proceeds received from stock options exercised	—	—

NOTE 14. INCOME TAXES
The following table presents income (loss) from continuing operations before income taxes for U.S. and international operations based on the location of the entity to which such earnings or losses are attributable:

	Year Ended December 31,
	2021	2020	2019
Domestic	$(56.0)	$(65.0)	$(63.9)
Foreign	2.5	1.1	(1.7)
Total	$(53.5)	$(63.9)	$(65.6)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table presents the components of the income tax expense (benefit):

	Year Ended December 31,
	2021	2020	2019
Current
Federal	$0.3	$0.2	$0.3
Foreign	0.7	0.7	0.4
State and local	0.1	0.1	0.1
Subtotal	1.1	1.0	0.8
Deferred
Federal	(0.6)	(2.5)	0.1
Foreign	(0.5)	1.1	0.6
State and local	(0.5)	(0.4)	0.1
Subtotal	(1.6)	(1.8)	0.8
Total	$(0.5)	$(0.8)	$1.6

As of December 31, 2021, we reviewed our position with regard to foreign unremitted earnings and determined that unremitted earnings would continue to be permanently reinvested. Accordingly, we have not recorded income taxes on approximately $18 million of undistributed earnings of foreign subsidiaries that could be subject to taxation if remitted to the U.S. because we currently plan to keep these amounts permanently invested overseas. It is not practicable to calculate the residual income tax that would result if these basis differences reversed due to the complexities of the tax law and the hypothetical nature of the calculations.

The following table presents the differences between our income tax benefit at the U.S. federal statutory income tax rate and our effective income tax rate:

	Year Ended December 31,
	2021	2020	2019
Continuing operations tax at statutory rate	$(11.2)	$(13.4)	$(13.7)
Increase in valuation allowances on deferred federal income tax assets	10.2	10.3	13.9
Increase in valuation allowances on deferred state income tax assets	1.4	2.6	2.1
State income tax benefit, net of federal benefit	(1.7)	(2.7)	(1.8)
Tax on foreign and foreign-source income	3.0	0.5	1.2
Permanent book/tax differences	0.5	0.6	1.1
Increase (decrease) in valuation allowances on deferred foreign income tax assets	(2.5)	1.3	0.1
Other	(0.2)	—	(1.3)
Total	$(0.5)	$(0.8)	$1.6

The tax effects of principal temporary differences between the carrying amounts of assets and liabilities and their tax bases are summarized in the following table. Management believes it is more likely than not that the results of future operations will generate sufficient taxable income in the appropriate jurisdiction and foreign source income to realize deferred tax assets, net of valuation allowances. In arriving at this conclusion, we considered the profit or loss before tax generated for the years 2019 through 2021, as well as future reversals of existing taxable temporary differences and projections of future profit before tax.

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

	December 31, 2021	December 31, 2020
Deferred income tax assets (liabilities)
Postretirement and postemployment benefits	$13.4	$15.8
Net operating losses	36.6	38.1
Accrued expenses	4.4	5.0
Deferred compensation	3.9	3.2
Customer claims reserves	5.1	4.3
Goodwill	1.9	2.1
Pension benefit liabilities	—	0.3
Tax credit carryforwards	2.6	2.5
Intangibles	4.9	3.8
163(j) Disqualified Interest	6.2	2.3
Other	5.0	2.4
Total deferred income tax assets	84.0	79.8
Valuation allowances	(51.6)	(47.2)
Net deferred income tax assets	32.4	32.6
Accumulated depreciation	(16.1)	(20.7)
Inventories	(3.3)	(7.4)
Pension benefit asset	(5.3)	—
Other	(4.6)	(2.5)
Total deferred income tax liabilities	(29.3)	(30.6)
Net deferred income tax assets	$3.1	$2.0
Deferred income taxes have been classified in the Consolidated Balance Sheet as:
Deferred income tax assets—noncurrent	$4.2	$4.4
Deferred income tax liabilities—noncurrent	(1.1)	(2.4)
Net deferred income tax assets	$3.1	$2.0

We reduce the carrying amounts of deferred tax assets by a valuation allowance if, based on the available evidence, it is more likely than not that such assets will not be realized. The need to establish valuation allowances for deferred tax assets is assessed quarterly. In assessing the requirement for, and amount of, a valuation allowance in accordance with the more likely than not standard for all periods, we give appropriate consideration to all positive and negative evidence related to the realization of the deferred tax assets. This assessment considers, among other matters, the nature, frequency and severity of current and cumulative losses, forecasts of future profitability, the duration of statutory carryforward periods and our experience with operating loss and tax credit carryforward expirations. A history of cumulative losses is a significant piece of negative evidence used in our assessment. If a history of cumulative losses is incurred for a tax jurisdiction, forecasts of future profitability are not used as positive evidence related to the realization of the deferred tax assets in the assessment.

The following table presents the components of our valuation allowance against deferred income tax assets:

	Year Ended December 31,
	2021	2020
Federal	$38.3	$32.0
State	8.4	7.8
Foreign	4.9	7.4
Total	$51.6	$47.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The valuation allowances offset federal, state and foreign deferred tax assets, credits and operating loss carryforwards.
The following is a summary of our NOL carryforwards:

	Year Ended December 31,
	2021	2020
Federal	$124.4	$124.1
State	104.7	103.0
Foreign	19.1	28.1

As of December 31, 2021, $75.0 million of state NOL carryforwards expire between 2022 and 2041; and $19.1 million foreign NOL carryforwards expire between 2022 and 2026. The remainder are available for carryforward indefinitely.

We estimate we will need to generate future taxable income of approximately $192.2 million for state income tax purposes during the respective realization periods (ranging from 2022 to 2041) in order to fully realize the net deferred income tax assets discussed above.

We have $1.3 million of UTBs as of December 31, 2021. None of this amount, if recognized in future periods, would impact the reported effective tax rate. It is reasonably possible that certain UTBs may increase or decrease within the next twelve months due to tax examination changes, settlement activities, expirations of statute of limitations, or the impact on recognition and measurement considerations related to the results of published tax cases or other similar activities. Over the next twelve months, we estimate no UTBs decreases related to state statutes expiring.

The following table presents a reconciliation of the total amounts of UTBs, excluding interest and penalties:

	2021	2020	2019
Unrecognized tax benefits as of January 1	$1.3	$0.7	$1.6
Increase for prior period positions	—	0.7	—
Decreases for prior period positions	—	—	(0.9)
Decrease due to statute expirations	—	(0.1)	—
Unrecognized tax benefits balance as of December 31	$1.3	$1.3	$0.7

We conduct business globally, and as a result, we file income tax returns in the U.S., various states and international jurisdictions. In the normal course of business, we are subject to examination by taxing authorities throughout the world in such major jurisdictions as Australia, Canada, China and the U.S. Generally, we have open tax years subject to tax audit on average of between three years and six years. With few exceptions, the statute of limitations is no longer open for state or non-U.S. income tax examinations for the years before 2014. We have not significantly extended any open statutes of limitation for any major jurisdiction and have reviewed and accrued for, where necessary, tax liabilities for open periods. The tax years 2014 through 2020 are subject to future potential tax adjustments.

The following table details amounts related to certain other taxes:

	Year Ended December 31,
	2021	2020	2019
Payroll taxes	$11.3	$9.8	$10.0
Property and franchise taxes	3.2	3.0	3.2

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 15. EARNINGS PER SHARE OF COMMON STOCK
The table below shows a reconciliation of the numerator and denominator for basic and diluted earnings per share calculations for the periods indicated.

	Year Ended December 31,
	2021	2020	2019
Income (loss) from continuing operations	$(53.0)	$(63.1)	$(67.2)
Earnings (loss) from discontinued operations, net of tax	—	—	10.4
Net (loss)	$(53.0)	$(63.1)	$(56.8)

Weighted average number of common shares outstanding	21,698,681	21,583,041	23,597,877
Weighted average number of vested shares not yet issued	338,389	345,513	518,460
Weighted average number of common shares outstanding - Basic	22,037,070	21,928,554	24,116,337
Dilutive stock-based compensation awards outstanding	—	—	—
Weighted average number of common shares outstanding - Diluted	22,037,070	21,928,554	24,116,337

(Loss) per share of common stock from continuing operations:
Basic (loss) per share of common stock from continuing operations	$(2.41)	$(2.88)	$(2.78)
Diluted (loss) per share of common stock from continuing operations	$(2.41)	$(2.88)	$(2.78)
The diluted loss per share was calculated using basic common shares outstanding, as inclusion of potentially dilutive common shares would be anti-dilutive for those calculations.

Performance-based employee compensation awards are considered potentially dilutive in the periods in which the performance conditions are met.

The following awards were excluded from the computation of diluted (loss) earnings per share:

	Year Ended December 31,
	2021	2020	2019
Potentially dilutive common shares excluded from diluted computation, as inclusion would be anti-dilutive or because performance conditions were not met	2,338,829	1,124,950	954,904

NOTE 16. STOCKHOLDERS' EQUITY
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

Accumulated Other Comprehensive Income (Loss)
The amounts and related tax effects allocated to each component of AOCI in 2021, 2020 and 2019 are presented in the table below:

	Pre-tax Amount	Tax Impact	After-tax Amount
2021
Foreign currency translation adjustments	$1.0	$—	$1.0
Derivative adjustments	0.7	—	0.7
Pension and postretirement adjustments	20.3	(0.4)	19.9
Total other comprehensive income (loss)	$22.0	$(0.4)	$21.6
2020
Foreign currency translation adjustments	$7.2	$—	$7.2
Derivative adjustments	(0.6)	0.2	(0.4)
Pension and postretirement adjustments	11.5	(2.9)	8.6
Total other comprehensive income (loss)	$18.1	$(2.7)	$15.4
2019
Foreign currency translation adjustments	$(2.2)	$—	$(2.2)
Derivative adjustments	(1.5)	0.1	(1.4)
Pension and postretirement adjustments	(9.5)	—	(9.5)
Total other comprehensive income (loss)	$(13.2)	$0.1	$(13.1)

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

The following table summarizes the activity, by component, related to the change in AOCI for December 31, 2021 and 2020:

	Foreign Currency Translation Adjustments	Derivative Adjustments	Pension and Postretirement Adjustments	Total Accumulated Other Comprehensive (Loss)
Balance, December 31, 2019	$(0.5)	$(0.6)	$(73.6)	$(74.7)
Other comprehensive (loss) income before reclassifications, net of tax impact of $— , $0.2, $(2.0) and $(1.8)	7.2	(0.2)	5.9	12.9
Amounts reclassified from accumulated other comprehensive (loss) income	—	(0.2)	2.7	2.5
Net current period other comprehensive (loss) income	7.2	(0.4)	8.6	15.4
Balance, December 31, 2020	$6.7	$(1.0)	$(65.0)	$(59.3)
Other comprehensive income (loss) before reclassifications, net of tax impact of $—, $—, $(0.4) and $(0.4)	1.0	—	18.9	19.9
Amounts reclassified from accumulated other comprehensive (loss) income	—	0.7	1.0	1.7
Net current period other comprehensive income (loss) income	1.0	0.7	19.9	21.6
Balance, December 31, 2021	$7.7	$(0.3)	$(45.1)	$(37.7)
The amounts reclassified from AOCI and the affected line item of the Consolidated Statements of Operations are presented in the table below.

	Year Ended December 31,
	2021	2020	2019	Affected Line Item
Derivative adjustments
Foreign exchange contracts - purchases	$0.4	$(0.1)	$(0.4)	Cost of goods sold
Foreign exchange contracts - sales	0.3	(0.1)	(0.3)	Net sales
Total reclassifications before tax	0.7	(0.2)	(0.7)
Tax impact	—	—	—	Income tax expense (benefit)
Total reclassifications, net of tax	0.7	(0.2)	(0.7)
Pension and postretirement adjustments
Prior service credit amortization	(1.1)	(2.0)	—	Other (income) expense, net
Amortization of net actuarial loss	2.1	5.6	7.0	Other (income) expense, net
Total reclassifications before tax	1.0	3.6	7.0
Tax impact	—	(0.9)	—	Income tax expense (benefit)
Total reclassifications, net of tax	1.0	2.7	7.0
Total reclassifications for the period	$1.7	$2.5	$6.3

Armstrong Flooring, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Dollars in millions, except per share data)

NOTE 17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2021 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$148.9	$168.1	$168.5	$164.4
Gross profit	20.6	22.1	18.0	13.4
Net income (loss)	27.9	(18.6)	(24.6)	(37.7)
Per share of common stock:
Basic	$1.27	$(0.85)	$(1.11)	$(1.70)
Diluted	1.26	(0.85)	(1.11)	(1.70)

	2020 Quarter Ended
	March 31	June 30	September 30	December 31
Net sales	$138.7	$145.6	$156.6	$143.9
Gross profit	23.8	25.9	28.8	5.5
Net income (loss)	(12.7)	(5.1)	(10.5)	(34.8)
Per share of common stock:
Basic	$(0.58)	$(0.23)	$(0.48)	$(1.59)
Diluted	(0.58)	$(0.23)	(0.48)	(1.59)
During the fourth quarter of 2021, the Company changed its method of accounting for U.S. based inventories from the LIFO method to the FIFO method. The effects of this change have been retroactively applied to all periods presented. See Note 2, Summary of Significant Accounting Policies, Change in Accounting Principle, for additional information.

The amounts above are reported on a continuing operations basis. The sum of the quarterly earnings per share data may not equal the total year amounts due to changes in the average shares outstanding or rounding and, for diluted data, the exclusion of the anti-dilutive effect in certain quarters.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company maintains a system of disclosure controls and procedures to give reasonable assurance that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. These controls and procedures also give reasonable assurance that information required to be disclosed in such reports is accumulated and communicated to management to allow timely decisions regarding required disclosures.

As of December 31, 2021, the Company's Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), together with management, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based on that evaluation, the CEO and CFO concluded that these disclosure controls and procedures were not effective as of such date due to a material weakness in internal control over financial reporting, described below.

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

•provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP and that our receipts and expenditures are being made only in accordance with management and director authorization; and

•provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

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

Management, under the supervision and with the participation of our CEO and CFO and oversight of the Board of Directors assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, the end of our fiscal year. Management based its assessment on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021 due to a material weakness related to information technology general controls (ITGCs) over an IT system utilized for warehouse management for certain finished goods. More specifically, controls related to provisioning and removal of user access, the review of logical access, and change management controls were not properly executed. These control deficiencies were the result of a failure to execute policies and procedures established to maintain IT general controls over a warehouse management system as the control owners did not adequately understand the control objectives or the design of the control activity. As a result, certain manual controls over finished goods quantities that utilize information contained within the affected IT system are, therefore, also considered ineffective because they could have been adversely impacted.

After identification of the material weakness, management performed additional procedures to confirm that this material weakness did not result in any identified misstatements to the Consolidated Financial Statements as of and for the year ended December 31, 2021 and there were no changes to previously released financial statements. However, because the material weakness created a reasonable possibility that a material misstatement to our Consolidated Financial Statements would not be prevented or detected on a timely basis, we concluded as of December 31, 2021, our internal control over financial reporting was not effective.

Our independent registered public accounting firm, KPMG LLP, who audited the consolidated financial statements included in this Annual Report on Form 10-K, issued an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. KPMG LLP’s report appears on page 37 of this Annual Report on Form 10-K.

Management’s Remediation Plan
Management will re-assess its IT policies and procedures to provide clarity in the execution of its directives. Management will also consider the appropriateness of the assignment of control execution responsibilities to experienced personnel with training in the clarified policies and procedures regarding the impacted IT system to ensure that logical access and change management control deficiencies contributing to the material weakness are remediated. The material weakness will not be considered remediated, however, until the controls are designed, implemented, and operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of 2022.

Change in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company (as of March 9, 2022):

Name	Age	Business Experience During the Last Five Years
Michel S. Vermette	54	Armstrong Flooring, Inc. President and CEO (since September 2019) Mohawk Industries, Inc. President Residential Carpeting (2019 - September 2019) President of Mohawk Group (2011 - 2019)
Amy P. Trojanowski	52
Armstrong Flooring, Inc.
SVP, Chief Financial Officer (since October 2020)
The Chemours Company.
   VP, Business Finance and Global Shared Services (2019 - August 2020)
   Chief Accounting Officer and VP, Controller (2015 - 2019)

John C. Bassett	59	Armstrong Flooring, Inc. SVP, Chief Human Resources Officer (since March 2016)
Brent A. Flaharty	49	Armstrong Flooring, Inc. SVP & Chief Customer Experience Officer (since March 2017) VP, Residential Sales (2016 - March 2017) Mag Instrument, Inc. Chief Revenue Officer (2016)
Christopher S. Parisi	51	Armstrong Flooring Industries, Inc. SVP, General Counsel, Secretary & Chief Compliance Officer (since March 2016)
Phillip J. Gaudreau	45	Armstrong Flooring, Inc. VP, Controller (since September 2020) Harsco Corporation. Director, Financial Reporting and Consolidation (2014 - September 2020)

All executive officers are elected by our Board to serve in their respective capacities until their successors are elected and qualified or until their earlier resignation or removal.

Code of Ethics
We have adopted a Code of Business Conduct that applies to all employees, executives and directors, specifically including our CEO, our CFO and our Controller. We have also adopted a Code of Ethics for Financial Professionals (together with the Code of Business Conduct, the “Codes of Ethics”) that applies to all professionals in our finance and accounting functions worldwide, including our CFO and our Controller.

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

The Codes of Ethics are available at https://www.armstrongflooring.com/corporate/en-us/about/governance/codes-policies.html and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer also must be reviewed in advance by the Nominating and Governance Committee of the Board, which would be responsible for making a recommendation to the Board for approval or disapproval. The Board’s decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange. We intend to satisfy these requirements by making disclosures concerning such matters available on the “Investors” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2021 applicable to any director or executive officer.

Other information required by Item 10 is incorporated by reference to the sections entitled “Election of Directors,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2022 Proxy Statement for its 2022 Annual Meeting of Stockholders to be filed no later than April 30, 2022.

Item 11. Executive Compensation

The information required by Item 11 is incorporated by reference to the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report,” “2021 Summary Compensation Table,” “Grants of Plan-Based Awards,” “Outstanding Equity Awards at Fiscal Year-End,” “Option Exercises and Stock Vested,” “Pension Benefits,” “Nonqualified Deferred Compensation,” “Potential Payments Upon Termination or Change in Control,” “Corporate Governance - Board’s Role in Risk Management Oversight,” “Compensation Committee Interlocks and Insider Participation” and “Compensation of Directors” in the Company’s 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the sections entitled “Security Ownership of Certain Beneficial Owners,” “Management and Directors,” and “Securities Authorized for Issuance Under Equity Compensation Plans” in the Company’s 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the sections entitled “Corporate Governance - Certain Relationships and Related Transactions” and “Corporate Governance - Director Independence” in the Company’s 2022 Proxy Statement.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

The information required by Item 14 is incorporated by reference to the section entitled “Fees Paid to Independent Registered Public Accounting Firm” in the Company’s 2022 Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) - Financial Statements are included in Part II, Item 8 of the Form 10-K.
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

3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 4, 2021).

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

10.5
Transition Services Agreement, dated as of December 31, 2018, by and between Armstrong Flooring, Inc. and AHF Holding, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with U.S. Securities and Exchange Commission on January 7, 2019).

10.6
Intellectual Property Agreement, dated as of December 31, 2018, by and among Armstrong Flooring, Inc., AFI Licensing LLC, AHF Holding, Inc. and Armstrong Hardwood Flooring Company (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on January 7, 2019).

10.7
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
10.8
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

10.9
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

10.10
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

10.11
Fourth Amendment to Credit Agreement, dated as of November 1, 2021, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Bank of America, N.A., as administrative agent, collateral agent, swingline lender and letter of credit issuer (Incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 4, 2021).

10.12
Fifth Amendment to Credit Agreement and First Amendment to Pledge Agreement, dated as of December 30, 2021, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, Australian security trustee, swingline lender and letter of credit issuer (Incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 3, 2022).

10.13
Term Loan Agreement, dated as of June 23, 2020, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2020).

10.14
First Amendment to Term Loan Agreement, dated as of November 1, 2021, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on November 4, 2021).

10.15
Second Amendment to Term Loan Agreement and First Amendment to Pledge Agreement, dated as of December 30, 2021, by and among Armstrong Flooring, Inc., as borrower, Armstrong Flooring Pty Ltd, as Australian borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent, collateral agent and Australian security trustee (Incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on January 3, 2022).

10.16
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and High Properties, a Pennsylvania limited partnership, as successor to High Properties, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

10.17
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and High Properties, a Pennsylvania limited partnership, as successor to High Properties, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

10.18
Amended and Restated Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the U.S. Securities and Exchange Commission on August 7, 2017).*

10.19
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Tier 1 Executive - EBITDA (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

Exhibit Number	Description
10.20
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Tier 2 Executive - Free Cash Flow (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.21
Form of 2019 Long-Term Performance - Based Restricted Stock Grant -Executive - EBITDA (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.22
Form of 2019 Long-Term Performance - Based Restricted Stock Grant - Executive - Free Cash Flow (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.23
Form of 2019 Long-Term Time-Based Restricted Stock Grant - U.S. and Non-U.S. (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019).*

10.24
Form of 2019 Long-Term Time-Based Restricted Stock Grant - Non-U.S. (China) - Payable in Cash (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on May 7, 2019). *

10.25
Form of 2020 Long-Term Time-Based Cash Award – CEO (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.26
Form of 2020 Long-Term Time-Based Cash Award - Tier 1 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.27
Form of 2020 Long-Term Time-Based Cash Award - Tier 2 and 3 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.28
Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - CEO (incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.29
Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - Tier 1 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.30
Form of 2020 Long-Term Performance - Based Performance Stock Unit Grant - Tier 2 and 3 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on June 24, 2020).*

10.31
Form of 2021 Long-Term Time-Based Cash Award - CEO (Incorporated by reference to Exhibit 10.1 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.32
Form of 2021 Long-Term Time-Based Cash Award - United States (Incorporated by reference to Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.33
Form of 2021 Long-Term Performance-Based Cash Award - China (Incorporated by reference to Exhibit 10.3 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.34
Form of 2021 Long-Term Performance-Based Performance Stock Unit Grant - CEO (Incorporated by reference to Exhibit 10.4 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

Exhibit Number	Description
10.35
Form of 2021 Long-Term Performance-Based Performance Stock Unit Grant - No Holding Period (Incorporated by reference to Exhibit 10.5 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.36
Form of 2021 Long-Term Performance-Based Performance Stock Unit Grant - With Holding Period (Incorporated by reference to Exhibit 10.6 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.37
Form 2021 Long-Term Time-Based Restricted Stock Unit Grant - CEO (Incorporated by reference to Exhibit 10.7 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.38
Form 2021 Long-Term Time-Based Restricted Stock Unit Grant ELT (Incorporated by reference to Exhibit 10.8 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.39
Form 2021 Long-Term Time-Based Cash Award - China (Incorporated by reference to Exhibit 10.9 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.40
Amended and Restated Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on June 7, 2021).

10.41
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 9, 2016).*

10.42
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.43
Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective May 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on June 24, 2020). *

10.44
Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective October 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2020). *

10.45	Amendment of the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2022. †
10.46
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.47
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.48
Employment Agreement with Michel S. Vermette (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.49
Form of 2019 Long-Term Time- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

Exhibit Number	Description
10.50
Form of 2019 Long-Term Performance- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.51
Form of Time Based Restricted Stock Grant - Larry S. McWilliams (incorporated by reference to Exhibit 99.D.16 to the Company's Tender Offer Statement on Schedule SC-TO-I, as filed with the U.S. Securities and Exchange Commission on May 17, 2019).*

10.52
Form of Retention Bonus Agreement with Messrs. Bassett, Flaharty, Hess and Parisi, dated October 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 5, 2019).*

10.53
Form of Amended and Restated Change in Control Severance Agreement with Messrs. Bassett, Hess, and Parisi dated December 1, 2017, Mr. Thoresen dated December 11, 2019, and Ms. Trojanowski dated October 19, 2020 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.54
Amended and Restated Change in Control Severance Agreement with Mr. Flaharty dated December 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.55
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.56
Separation Agreement and Release with Mr. Maier dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 3, 2019).*

10.57
Separation Agreement and Release dated July 1, 2020, by and between the Company and Douglas B. Bingham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2020).*

10.58
Agreement of Purchase and Sale and Joint Escrow Instructions by and between Armstrong Flooring, Inc. and South Gate Owner, LP, a Delaware limited partnership, as of February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2021).

10.59
Form of Holdback Agreement as Exhibit G to Agreement of Purchase and Sale and Joint Escrow Instructions by and between Armstrong Flooring, Inc. and South Gate Owner, LP, a Delaware limited partnership, as of February 25, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2021).

18.1	Preferability Letter of Independent Registered Public Accounting Firm. †
21.1	Subsidiaries of Armstrong Flooring, Inc. †
23.1	Consent of Independent Registered Public Accounting Firm.†
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.†
101.INS	XBRL Instance Document†

Exhibit Number	Description
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File [formatted as inline XBRL)†

*	Management Contract or Compensatory Plan.
†	Filed herewith.

SCHEDULE II
Armstrong Flooring, Inc.
Valuation and Qualifying Reserves
(Dollars in millions)

	Balance at beginning of year	Additions charged to earnings	Deductions	Balance at end of year
2021
Provision for current expected credit losses (a)	$0.6	$1.6	$—	$2.2
Provision for discounts	7.5	47.7	(47.9)	7.3
Provision for warranties	10.3	11.3	(9.5)	12.1
Valuation allowance for deferred tax assets (b)	47.2	9.2	(4.8)	51.6

2020
Provision for current expected credit losses (a)	$0.8	$0.0	$(0.2)	$0.6
Provision for discounts	8.4	51.8	(52.7)	7.5
Provision for warranties	9.0	8.8	(7.5)	10.3
Valuation allowance for deferred tax assets (b)	34.6	12.6	—	47.2

2019
Provision for doubtful accounts (a)	$0.6	$0.3	$(0.1)	$0.8
Provision for discounts	5.6	72.1	(69.3)	8.4
Provision for warranties	6.4	9.4	(6.8)	9.0
Valuation allowance for deferred tax assets (b)	29.0	5.6	—	34.6
(a) On January 1, 2020 we adopted ASU 2016-13, "Measurement of Credit Losses on Financial Instruments." As a result the historic provision for doubtful accounts has been replaced by the provision for current expected credit losses.

(b) During the fourth quarter of 2021, the Company changed its method of accounting for U.S. based inventories from the LIFO method to the FIFO method. As a result prior periods have been adjusted accordingly. See Note 2, Summary of Significant Accounting Policies, in Part II, Item 8, "Financial Statements," for additional details.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	March 9, 2022

By:	/s/ Michel S. Vermette

Michel S. Vermette
Director, President and Chief Executive Officer
(As Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Directors and Principal Officers of the registrant AFI:

/s/ Michel S. Vermette	Director, President and Chief Executive Officer (Principal Executive Officer)	March 9, 2022
Michel S. Vermette
/s/Amy P. Trojanowski	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 9, 2022
Amy P. Trojanowski
/s/ Phillip J. Gaudreau	Vice President and Controller (Principal Accounting Officer)	March 9, 2022
Phillip J. Gaudreau
/s/ Michael F. Johnston	Director	March 9, 2022
Michael F. Johnston
/s/ Kathleen S. Lane	Director	March 9, 2022
Kathleen S. Lane
/s/ Jeffrey Liaw	Director	March 9, 2022
Jeffrey Liaw
/s/ Michael W. Malone	Director	March 9, 2022
Michael W. Malone
/s/ Larry S. McWilliams	Director	March 9, 2022
Larry S. McWilliams
/s/ James C. Melville	Director	March 9, 2022
James C. Melville