Form 10-K/A
period 2021-12-31
Armstrong Flooring, Inc.
filed 2022-05-02
CIK 1655075

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of Armstrong Flooring, Inc. ("AFI," the "Company," "we," "our," or "us" refers to Armstrong Flooring, Inc., a Delaware corporation and its consolidated subsidiaries) for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 9, 2022. We are filing this Amendment to amend Part III of the 2021 Form 10-K to include the information required by and not included in Part III of the 2021 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. For the same reason, we are not filing currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the 2021 Form 10-K and with our filings with the SEC subsequent to the filing of the 2021 Form 10-K.

Armstrong Flooring, Inc.

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Stock Performance Graph
The following graph presents the cumulative total shareholder return for our common stock compared with the Standards & Poor's (S&P) Small Cap Industrials 600 and Russell 2000 indices since our separation from Armstrong World Industries, Inc. on April 1, 2016.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Armstrong Flooring, Inc., the Russell 2000 Index and the S&P SmallCap 600 Industrials Index
$300
$200
$100
$0
$ Price Returns
4/4/2016
12/30/2016
12/29/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
Armstrong Flooring, Inc.
Russell 2000 Index
S&P Small Cap 600 Industrials Index

*$100 invested on 4/4/2016 in stock or index.

	AFI	R2000	S&P		AFI	Russell 2000 Index	S&P Small Cap 600 Industrials Index
4/4/2016	12.00	1108.54	728.73	4/4/2016	100	100	100
6/30/2016	16.95	1151.92	751.37	6/30/2016	141	104	103
9/30/2016	18.88	1251.65	816.66	9/30/2016	157	113	112
12/30/2016	19.91	1357.13	911.68	12/30/2016	166	122	125
3/31/2017	18.42	1385.92	915.48	3/31/2017	154	125	126
6/30/2017	17.97	1415.36	927.70	6/30/2017	150	128	127
9/30/2017	15.75	1490.86	1000.37	9/30/2017	131	134	137
12/29/2017	16.92	1535.51	1058.76	12/29/2017	141	139	145
3/31/2018	13.57	1529.43	1057.08	3/31/2018	113	138	145
6/30/2018	14.04	1643.07	1111.63	6/30/2018	117	148	153
9/30/2018	18.10	1696.57	1205.62	9/30/2018	151	153	165
12/31/2018	11.84	1348.56	922.44	12/31/2018	99	122	127
3/31/2019	13.60	1539.74	1036.08	3/31/2019	113	139	142
6/30/2019	9.85	1566.57	1103.38	6/30/2019	82	141	151
9/30/2019	6.39	1523.37	1107.20	9/30/2019	53	137	152
12/31/2019	4.27	1668.47	1184.56	12/31/2019	36	151	163
3/31/2020	1.43	1153.10	794.79	3/31/2020	12	104	109
6/30/2020	2.99	1441.37	969.91	6/30/2020	25	130	133
9/30/2020	3.45	1507.69	1030.60	9/30/2020	29	136	141
12/31/2020	3.82	1974.86	1313.25	12/31/2020	32	178	180
3/31/2021	4.89	2220.52	1538.70	3/31/2021	41	200	211
6/30/2021	6.19	2310.55	1535.49	6/30/2021	52	208	211
9/30/2021	3.13	2204.37	1500.46	9/30/2021	26	199	206
12/31/2021	1.98	2245.31	1640.49	12/31/2021	17	203	225

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Executive Officers of the Company (as of April 29, 2022):

Name	Age	Business Experience During the Last Five Years
Michel S. Vermette	54	Armstrong Flooring, Inc. President and CEO (since September 2019) Mohawk Industries, Inc. President Residential Carpeting (2019 - September 2019) President of Mohawk Group (2011 - 2019)
Amy P. Trojanowski	52
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

All executive officers are appointed by our Board of Directors (the "Board") to serve in their respective capacities until their successors are appointed and qualified or until their earlier resignation or removal.

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

The Codes of Ethics are available at https://www.armstrongflooring.com/corporate/en-us/about/governance/codes-policies.html and in print free of charge. Any waiver of the Company’s Code of Business Conduct, particularly its conflicts-of-interest provisions, which may be proposed to apply to any director or executive officer also must be reviewed in advance by the Nominating and Governance Committee of the Board (The "Governance Committee"), which would be responsible for making a recommendation to the Board for approval or disapproval. The Board’s decision on any such matter would be disclosed publicly in compliance with applicable legal standards and the rules of the New York Stock Exchange (the "NYSE"). We intend to satisfy these requirements by making disclosures concerning such matters available on the “Investors” page of our website. There were no waivers or exemptions from the Code of Business Conduct in 2021 applicable to any director or executive officer.

The following table represents our Board:

Name	Age	Position
Larry S. McWilliams	66	Chair of the Board
Michael F. Johnston	74	Management Development & Compensation Committee Chair
Kathleen S. Lane	64	Director
Jeffrey Liaw	45	Finance Committee Chair
Michael W. Malone	63	Audit Committee Chair
James C. Melville	70	Nominating & Governance Committee Chair
Michel S. Vermette	54	Director

DIRECTOR BIOGRAPHIES

Michael F. Johnston

Age: 74
Independent
Director Since: March 30, 2016
Committees Served: Audit; Finance; Management Development and Compensation (Chair)

Experience: CEO (2004 to 2008) and President and Chief Operating Officer (2000 to 2004) of Visteon Corporation, an automotive components supplier. President of North America/Asia Pacific, Automotive Systems Group (1999 to 2000), President of Americas Automotive Group (1997 to 1999), and other senior management positions at Johnson Controls, Inc., an automotive and building services company.

Other Public Company Board Experience: Dover Corporation (since 2013); Whirlpool Corporation (2003 to 2020); Armstrong World Industries, Inc. (2010 to 2016); Flowserve Corporation (2007 to 2013); and Chair and Director of Visteon Corporation (2004 to 2009).

Skills and Qualifications: Mr. Johnston’s executive leadership and board of directors experience offers our Board a seasoned corporate governance perspective, and he brings to our Board extensive operational, manufacturing and design, innovation, engineering, and financial experience.

Kathleen S. Lane

Age: 64
Independent
Director Since: March 30, 2016
Committees Served: Audit; Management Development and Compensation; Nominating and Governance

Experience: Executive Vice President and Chief Information Officer of TJX Companies, Inc., a specialty multi-national apparel retailer with leading retail brands such as T-J-Maxx, Marshalls, and HomeGoods (2008 to 2013). Group Chief Information Officer at National Grid Plc., an international utility (2006 to 2008). Senior Vice President and Chief Information Officer of Gillette Company (Procter & Gamble) (2002 to 2006).

Other Public Company Board Experience: The Hanover Insurance Group (since 2018); EarthLink Holdings Corp. (2013-2017); and Bob Evans Farms, Inc. (2014 to 2017).

Skills and Qualifications: Ms. Lane has 30 years of IT experience, including chief information officer roles in the consumer products, financial services, utilities, and retail industries. From her multiple chief information officer roles, Ms. Lane provides the Board with a substantial IT and business process background as well as considerable global technical and business experience. Ms. Lane also brings gender diversity and public company board experience to our Board.

Jeffrey Liaw

Age: 45
Independent
Director Since: March 30, 2016
Committees Served: Audit; Finance (Chair)

Experience: Co-CEO of Copart, Inc., a leading global provider of online auctions and vehicle remarketing services (since April 1, 2022). President and CEO North America of Copart, Inc. (February 2021 to April 2022). President of Copart, Inc. (October 2020 to April 2022). President and CFO of Copart, Inc. (September 2019 to October 2020). CFO of Copart, Inc. (2016 to 2020). CFO of FleetPride, Inc., a privately-held company that distributes truck and trailer parts nationwide (2012 to 2015). Principal at TPG Capital active in TPG’s energy and industrial investing practice areas (2005 to 2012).

Other Public Company Board Experience: Armstrong World Industries, Inc. (2012 to 2016); Graphic Packaging Holding Company (2008 to 2013).

Skills and Qualifications: Mr. Liaw offers our Board financial and senior management expertise and experience, including, previously, as a public company CFO within the industrials sector.

Michael W. Malone

Age: 63
Independent
Director Since: October 1, 2016
Committees Served: Audit (Chair); Finance; Nominating and Governance

Experience: Vice President – Finance and CFO of Polaris Industries Inc. (1997 to 2015; retired 2016). Corporate Secretary of Polaris Industries Inc. (1997 to 2010). Vice President and Treasurer of Polaris Industries Inc. (1994 to 1997). CFO and Treasurer of the predecessor company of Polaris Industries Inc. (1993 to 1994). Joined Polaris Industries Inc. in 1984 after four years with Arthur Andersen L.L.P.

Other Public Company Board Experience: Camping World Holdings, Inc. (since 2019).

Skills and Qualifications: Mr. Malone offers our Board extensive financial and senior management knowledge, including public company CFO experience, within the manufacturing industry.

Larry S. McWilliams

Age: 66
Independent
Director Since: March 30, 2016

Experience: Interim CEO of Armstrong Flooring (May 2019 to September 2019). President and Chief Executive Officer of Keystone Foods, a supplier of proteins and distribution services (2011 to 2012). Senior Vice President at Campbell Soup Company (2001 to 2011). President of Campbell International (2005 to 2010). President of Campbell USA (2004 to 2005). President of Campbell Soup North America (2003 to 2004).

Other Public Company Board Experience: Armstrong World Industries, Inc. (since 2010, Chair since 2018); Bob Evans Farms, Inc. (2014 to 2017).

Skills and Qualifications: Mr. McWilliams offers our Board senior executive leadership capabilities and experience, as well as extensive knowledge of sales, marketing, customer service relationships, international markets, and distribution channels.

James C. Melville
Age: 70
Independent
Director Since: March 30, 2016
Committees Served: Nominating and Governance (Chair); Finance; Management Development and Compensation

Experience: Member of the Minneapolis, Minnesota-based law firm of Kaplan, Strangis and Kaplan, P.A., where he has practiced in the corporate, governance, mergers and acquisitions, securities, and financial areas since 1994. Previously practiced with Dorsey and Whitney in their Minneapolis and London, England offices. Associate member of the Council of Institutional Investors. National Association of Corporate Directors (NACD) Board Leadership Fellow and NACD Directorship Certified.

Other Public Company Board Experience: Armstrong World Industries, Inc. (since 2012).

Skills and Qualifications: Mr. Melville brings extensive knowledge of the law, mergers and acquisitions, executive compensation, finance, capital markets and corporate governance matters, as well as international experience and financial acumen to our Board.

Michel S. Vermette

Age: 54
Director Since: September 11, 2019

Experience: President and CEO (since September 2019). President, Residential Carpet at Mohawk Industries (February 2019 to September 2019), and Chief Sustainability Officer (2017 to 2019). Various leadership roles in Mohawk’s finance, sales and marketing, and business development operations, including President, Mohawk Group (2011 to February 2019) and Chief Financial Officer of Mohawk Industries’ North American Flooring Unit (2006 to 2010).

Skills and Qualifications: Mr. Vermette is a longtime executive in the flooring industry and brings extensive financial, domestic, and international operations and strategic expertise to our Board.

BOARD MEETINGS AND COMMITTEES

There are four (4) standing committees of the Board: the Audit Committee, the Management Development and Compensation Committee (the "Compensation Committee"), the Governance Committee, and the Finance Committee, as applicable, each described below.

Each standing committee has a charter and consists solely of ‘independent’ or ‘outside’ directors who meet applicable independence standards required by the NYSE, the SEC, and the Internal Revenue Service, and under our Certificate and Bylaws. Each committee reports to the Board regularly and evaluates the effectiveness of its performance annually. The membership of each committee is determined by the Board based on the recommendation of the Governance Committee. The Company’s Corporate Governance Guidelines provide that (i) directors who are currently fully employed should not serve on more than two (2) other corporate boards and (ii) other directors should not serve on more than four (4) other corporate boards.

Director	Independent ^	Audit Committee	Compensation Committee	Governance Committee	Finance Committee
Michael F. Johnston	x	x	C		x
Kathleen S. Lane	x	x	x	x
Jeffrey Liaw	x	x FE			C
Michael W. Malone	x	C FE		x	x
Larry S. McWilliams	x
James C. Melville	x		x	C	x
Michel S. Vermette
2021 Meetings		10	9	7	4

^ As defined in NYSE listing standards, our Corporate Governance Guidelines and Bylaws. Chair of the committee.
FE ‘Audit Committee Financial Expert’ as defined by Item 407(d)(5) of SEC Regulation S-K.

Our Board met sixteen (16) times during 2021, nine (9) of which were special meetings. All directors who served on the Board during 2021 participated in at least approximately 95% of the meetings of the Board.

Audit Committee

The responsibilities of the Audit Committee are more fully described in its charter. Among other responsibilities delegated by the Board, the Audit Committee:

•provides oversight of (i) auditing and accounting matters, including the selection, supervision and compensation of the Company’s independent registered public accounting firm and other independent auditors, (ii) the scope of the annual audits and non-audit services performed by our independent registered public accounting firm, and (iii) our accounting practices and internal accounting controls;
•has sole authority to engage, retain and dismiss the independent registered public accounting firm;
•reviews and discusses with management and our independent registered public accounting firm the annual audited financial statements and quarterly financial statements included in our SEC filings;
•assists the Board in monitoring the integrity of our financial statements and the independent registered public accounting firm’s qualifications, independence, and performance;
•considers risks associated with overall financial reporting, legal compliance, cybersecurity, and disclosure processes;
•reviews our earnings guidance; and
•supervises and reviews the effectiveness of our internal audit and legal compliance functions and our compliance with legal and regulatory requirements.

Each member of the Audit Committee meets the NYSE and SEC financial literacy requirements. The Board has determined that each of Mr. Liaw and Mr. Malone qualifies as an “Audit Committee Financial Expert” as defined in the Exchange Act. The Audit Committee regularly meets independently with our internal and independent auditors, with the leaders of our compliance function, and with management.

Management Development and Compensation Committee

The responsibilities of the Compensation Committee are more fully described in its charter. Among other responsibilities delegated by the Board, the Compensation Committee:

•oversees the design of our executive compensation and benefit programs and employment practices;
•administers and makes recommendations regarding our incentive and equity compensation plans;
•reviews and approves corporate goals and individual objectives relevant to the compensation of the CEO and evaluates the CEO’s performance relative to those goals and objectives, and recommends CEO compensation to the independent directors based on the evaluation;
•oversees the evaluation of the other executive officers and establishes their compensation levels in collaboration with the CEO;
•reviews incentive compensation to confirm that such compensation does not encourage unnecessary risk taking; and
•monitors senior management succession planning.

Compensation Committee Interlocks and Insider Participation None of the members of the Compensation Committee has ever been an officer or employee of the Company or its subsidiaries, or had any relationship with the Company that requires disclosure under applicable SEC regulations.

Nominating and Governance Committee

The responsibilities of the Governance Committee are more fully described in its charter. Among other responsibilities delegated by the Board, the Governance Committee:

•monitors the independence of nonemployee directors;
•reviews and evaluates director candidates and makes recommendations to the Board concerning nominees for election as Board members;
•establishes criteria for the selection of candidates to serve on the Board;
•recommends directors for appointment to Board committees;
•makes recommendations to the Board regarding corporate governance matters;
•reviews and makes recommendations to the Board regarding the compensation of nonemployee directors;
•oversees our insurance program for directors and officers liability;
•reviews periodic reports, analyses and assessments regarding the Company’s environmental, social and governance program;
•oversees the Company’s director education and orientation programs; and
•coordinates an annual self-evaluation of the performance of the Board and each committee.

Finance Committee

The responsibilities of the Finance Committee are more fully described in its charter. Among other responsibilities delegated to it by the Board, the Finance Committee:

•reviews and recommends matters related to our capital structure, including the issuance of debt and equity securities;
•oversees banking arrangements, including the investment of corporate cash and management of foreign currency exchange hedges;
•oversees management of the corporate debt structure;
•reviews and approves material finance and other cash management transactions;
•oversees and advises the Board on assessing capital expenditures, operating income, cash flow, cash management and working capital;
•reviews investment strategies and policies;
•assesses any dividend payment policy and capital structure plans and adjustments;
•considers plans to repurchase our stock;
•reviews our actual and forecasted operating performance; and
•considers financial aspects of proposed mergers, acquisitions, divestitures, strategic investments, collaborations, and joint ventures.

Other Committees In addition to the standing committees described above, members of the Board may meet on an ad hoc basis to discuss and approve matters through other committees that have been previously established by the Board. Such committees may address such matters as succession planning and crisis response.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act and the regulations thereunder require certain of our officers, as well as our directors and persons who own more than 10% of a registered class of our equity securities (collectively, the “reporting persons”) to file reports of ownership and changes in ownership with the SEC and to furnish us with copies of these reports. Based solely on our review of the copies of these reports within a prescribed period of time and written representations we received from the reporting persons, we believe that all filings required to be made by the reporting persons during or with respect to fiscal year 2021 were made on a timely basis.

Item 11. Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

In this section, we provide a detailed description of our compensation programs, including the underlying philosophy and strategy, the individual elements, the methodology and processes used by the Board and the Compensation Committee to make compensation decisions, and the relationship between AFI’s performance and compensation delivered in fiscal year 2021. The discussion in this Compensation Discussion and Analysis (“CD&A”) focuses on the compensation of individuals serving in the roles of Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), and the next three most highly compensated senior executives for the fiscal year 2021, and all additional individuals for whom disclosure is required by Item 402(a)(3) of Regulation S-K. These individuals, referred to as AFI’s NEOs, were:

•Michel S. Vermette, President and CEO
•Amy Trojanowski, Senior Vice President, Chief Financial Officer
•Christopher S. Parisi, Senior Vice President, General Counsel, Secretary & Chief Compliance Officer
•Brent A. Flaharty, Senior Vice President, Chief Customer Experience Officer
•John C. Bassett, Senior Vice President, Chief Human Resources Officer

OUR EXECUTIVE COMPENSATION PROGRAM

Philosophy and Objectives

Our long-term success and growth depend on attracting and retaining highly capable global business leaders with the experience and skills to deliver on our transformation strategy in a volatile and changing market environment. Our executive compensation programs are designed to attract, motivate and retain those high-quality leaders by rewarding them when they deliver long-term sustainable stockholder value. In developing and maintaining our executive compensation program, the Committee focuses on the following key objectives:

•Align executive interests with stockholders’ interests to maximize long-term value creation;

•Create a strong link between pay and performance by placing a significant portion of compensation ‘at risk’ based on performance against pre-established goals; and

•Structure sufficiently competitive compensation packages globally, to enable access to high-quality executives in a highly competitive talent environment.

Consistent with our compensation philosophy, the compensation program is designed to provide competitive target total direct compensation opportunities for our senior executives and link actual compensation with performance. Our compensation program consists of:

•Base salary

•Short-term cash incentive award made annually (if earned) based on the relative achievement of annual goals under our AIP

•Annual grants under our Long-term Incentive Plan, which contain a mix of performance and time-vested awards

How We Make Compensation Decisions

The Compensation Committee is responsible for executive compensation program design and the decision- making process relative to NEOs specifically, and broadly, as these programs apply to other senior leaders and participating employees. The Committee solicits input from the independent members of the Board, the CEO, other members of management, and its independent compensation consultant to assist with its responsibilities. The following summarizes the roles of each of the key participants in the executive compensation decision- making process.

Roles of Key Participants

Management Development and Compensation Committee of the Board of Directors	•	Comprised of independent members of the Board.

	•	Sets the philosophy and principles that guide the executive compensation program.

	•	Oversees the design of our executive compensation programs in the context of our culture, competitive practices, legal and regulatory landscape, and governance trends.

	•	Reviews and approves short- and long-term incentive compensation design, including performance goals and the reward consequences for delivering above or below target performance.

	•	Reviews our leadership development programs and succession planning for CEO and other senior executive positions.

	•	Reviews and approves corporate goals and individual objectives relevant to the compensation of the CEO, evaluates the CEO’s performance relative to those goals and objectives, and recommends CEO compensation to the independent directors based on the evaluation.

	•	Oversees the evaluation of the other senior executives and establishes their compensation levels in collaboration with the CEO.

Independent Members of the Full Board of Directors	•	Participate in the performance assessment process for the CEO.

	•	Approve CEO employment and compensation decisions, including base salary, AIP awards and LTIP awards.

Independent Compensation Consultant	•	Provides analysis, independent advice and recommendations with regard to executive compensation.

	•	Attends Committee meetings, as requested, and communicates between meetings with the Committee Chair.

	•	Advises the Committee on market trends, regulatory issues and developments and how they may impact AFI’s executive compensation programs.

	•	Provides the Committee with peer group development recommendations.

CEO	•	Provides input to the Committee on senior executive performance and compensation recommendations other than for himself.

Independent Compensation Consultant
The Compensation Committee has engaged Willis Towers Watson as its independent consultant on executive compensation matters. At the request of the Committee, in addition to providing general executive compensation advice outlined above, Willis Towers Watson performed the following services during 2021:

•Provided information on executive compensation trends and external developments, including regulatory changes.

•Provided a competitive evaluation of total compensation for the NEOs, as well as overall compensation program share usage, dilution, and LTIP expense.

•Reviewed the peer group used for market analyses.
•Reviewed the competitiveness of actual pay delivered in relation to performance as compared to the peer group.

•Provided advice on the alignment between the AIP and LTIP performance metrics and the Company’s operating plan and stockholder value creation.

•Provided recommendations on CEO total compensation.

•Reviewed recommendations for our CEO’s compensation in relation to the other NEOs.

•Reviewed Committee agendas and supporting materials in advance of each meeting and raised questions or issues with management and the Committee Chair, as appropriate. Provided guidance and recommendations on incentive plan design, including the rigor of metrics and goals.

•Provided guidance and recommendations on incentive plan design, including the rigor of metrics and goals.

•Reviewed drafts and commented on this CD&A and the related compensation tables.

AFI paid Willis Towers Watson approximately $224,218 for these services.

Willis Towers Watson also provided additional services unrelated to executive compensation during 2021. These services included actuarial and plan administration services for our Canadian pension plan. The aggregate fees paid for these services in 2021 were approximately $207,146. These services were approved by management in the ordinary course of business, and the Committee did not approve such services.

The Committee determined in 2021 that the work of Willis Towers Watson did not raise any conflicts of interest. In making this assessment, the Committee considered the independence factors enumerated in Rule 10C-1(b) under the Exchange Act and corresponding rules of NYSE, including the nature of the additional services that Willis Towers Watson provides, the level of fees received from us as a percentage of Willis Towers Watson’s total revenue, the policies and procedures employed by Willis Towers Watson to prevent conflicts of interest, and whether the individual Willis Towers Watson advisers to the Committee own any Common Shares of the Company or have any business or personal relationships with members of the Committee or our senior executives. After considering all of the factors required by the NYSE rules and all other factors relevant to Willis Towers Watson’s independence from management, the Committee has determined that Willis Towers Watson is independent.

Peer Group

Our peer group is composed of companies with business models and operations comparable to our own and companies that we believe have a similar financial and operational profile. Metrics used to select our peer group include revenue, market capitalization, business model comparability, global presence and competition for executive talent. We believe that our peer group reflects the type and complexity of business risks managed by our NEOs and that we compete with many of the companies in our peer group for executive talent.

In 2021, the Committee, in consultation with its independent compensation consultant, evaluated the continuing appropriateness of our peer group. Following its review, the Committee approved retaining the existing peer group. Our 2021 peer group, as determined by the Committee, was as follows:

2021 Peer Group
American Woodmark Corp	Huttig Building Products, Inc.
Apogee Enterprises, Inc.	Insteel Industries, Inc.
CSW Industrials, Inc.	Interface, Inc.
Forterra, Inc.	Glatfelter Corp.
Gibraltar Industries, Inc.	PGT Innovations, Inc.
Griffon Corporation	Quanex Building Products Corp.

The Committee reviewed peer group proxy statement and published compensation survey data in evaluating our NEOs’ pay and published compensation survey data in evaluating our other senior executives’ pay. When assessing pay levels, the Committee also reviews the relative positioning of our senior executives with each other. In 2021, the Committee’s consultant advised the Committee that our overall competitive positioning for executive pay remained aligned with our pay for performance compensation philosophy.

Compensation Program Elements

Base Salary

The Board determined that NEOs would not receive base salary increases and maintained NEO salaries at 2020 levels.

Name	Base Salary ($)
Michel Vermette	650,000
Amy Trojanowski	425,000
Christopher Parisi	339,722
Brent Flaharty	332,000
John Bassett	295,749

2021 Annual Incentive Plan Design and Payouts

The Committee approves the performance goals and incentive levels for each of our NEOs under our AIP. The performance goals include various levels of performance, including a minimum, target and a maximum. Senior executives may receive up to a maximum of 180% of the target incentive if we exceed target on the corporate financial performance metrics. The performance metrics selected for 2021 continued to be Net Sales (40% of total AIP opportunity) and Gross Profit (40% of total AIP opportunity). The Company added three strategic goals, representing 20% of the Target Opportunity, that directly supported the transformation objectives. These goals have a maximum payout level of 100% of Target.

•Sales directly to the builder channel (7% of AIP opportunity)

•Manufacturing efficiency (7% of AIP opportunity)

•Human capital, consisting of Employee Net Promoter Score ("eNPS") determined by our engagement surveys (3% of AIP opportunity), and key employee retention (3% of AIP opportunity)

Performance Metric	Minimum Performance Level (Payout 50% of Target)	Target Performance Level (Payout 100% of Target)	Maximum Performance Level (Payout 200% of Target)	Actual Performance
Net Sales	$628M	$643M	$675M	$649.9M
Gross Profit	$125M	$129M	$137M	$74M
Sales Directly to Builder Channel	$74M	$76M		$77M
Manufacturing Efficiency	70%	73%		70.3%
Human Capital
eNPS	59%	62%		52%
Retention	65%	80%		80%

The AIP payouts approved by AFI’s Board were calculated at 61.25% under the AIP and are set forth below:

NEO	2021 Actual Base Salary ($)	Target Incentive (percent of base salary)	Target Incentive ($)	Maximum Incentive Opportunity ($)	Committee- Approved Payout (percent of Target)	Actual AIP Payout ($)
Michel Vermette	650,000	100%	650,000	1,170,000	61.25	398,125
Amy Trojanowski	425,000	65%	276,250	497,250	61.25	169,204
Christopher Parisi	339,722	55%	186,847	336,325	61.25	114,444
Brent Flaharty	332,000	55%	182,600	328,680	61.25	111,843
John Bassett	295,749	50%	147,875	266,176	61.25	90,574

2021 Long-Term Incentive Plan Design

Our 2021 LTIP grants were comprised of Performance Stock Units (“PSUs”), time-based Restricted Stock Units (“RSUs”) and time-based cash awards. The PSUs, which represent 70% of the NEOs’ long-term incentive opportunity, are cliff-vested after three years if they meet defined share price hurdles. The RSUs, which represent 20% of the NEOs’ long-term incentive opportunity, vest ratably over three years. The cash awards are cliff vested after two years. The level of grant was based on the average of AFI’s share price over the twenty trading days prior to the grant.

Share price for vesting of the PSU grants will be measured by the 20-day trading average following the 2024 release of 2023 full year and Q4 earnings. The PSU grants have the following payout schedule:

Performance Achievement Level	Vesting as a Percent of Target	Share Price Hurdle
Minimum	50%	$7.25
Threshold	75%	$8.75
Target	100%	$10.25
Maximum	125%	$11.75

The PSUs granted to our NEOs and other executives who have share ownership guidelines have a one-year, post-vesting holding period for any portion of the grant that vests above target, such that the vested above-target PSUs will not be available to be sold until the one-year anniversary following the vesting date of the PSUs, subject to limited exceptions. AFI does not pay a dividend; however, should it start paying dividends, any such dividend equivalents payable in connection with the PSUs are paid in cash.

Each NEO’s LTIP target was based on a percentage of salary. Target 2021 LTIP grants for our NEOs were as follows:

NEO	2021 LTIP Target as a Percent of Base Salary
Michel Vermette	200%
Amy Trojanowski	100%
Christopher Parisi	85%
Brent Flaharty	75%
John Bassett	75%

Equity awards are subject to vesting, forfeiture and clawback provisions, as described in more detail below and in the sections following the Summary Compensation Table. Forfeiture and clawback provisions serve as a means to redress detrimental behavior by current and former employees. For additional information about our long-term incentive awards, see the narrative discussion titled “Stock Awards and Option Awards (Columns (d) and (e))” following the Summary Compensation Table below.

Prior Period LTIP Performance-Based Awards Vesting in 2021

The 2019 LTIP award performance period ended on December 31, 2021. The Free Cash Flow and EBITDA performance targets for these three-year cliff-vested awards were not met at the close of the performance period and the awards were cancelled without vesting.

ADDITIONAL INFORMATION REGARDING OUR COMPENSATION PROGRAMS

Qualified and Nonqualified Defined Benefit Pension Plans

Mr. Bassett participates in our qualified defined benefit pension plan, the Retirement Income Plan (“RIP”), and the related Retirement Benefit Equity Plan (“RBEP”). Mr. Bassett’s benefits under the AFI RIP and RBEP were frozen effective February 2006. No other NEOs participate in the RIP or RBEP.

Qualified Defined Contribution Savings Plan and Nonqualified Deferred Compensation Plan

We provide a 401(k) plan with a match of 100% on the first 4% of employee contributions and a 50% match on the next 4% of employee contributions. All NEOs are eligible to participate in the 401(k) plan.

We offer an unfunded, nonqualified deferred compensation plan, the Nonqualified Deferred Compensation Plan (“NQDCP”). This plan restores Company contributions that would be lost due to Internal Revenue Code limits on compensation and contributions under the 401(k) plan and allows participants to voluntarily elect to defer up to 25% of eligible base salary earnings and 25% of the AIP payment until a future date. Participants receive a Company match identical to the 401(k) plan Company match up to a maximum contribution of 6% of eligible earnings.

Perquisites

We provide limited perquisites to our NEOs. These perquisites consist solely of executive long-term disability policies to reflect the compensation levels of our executives. Executive physicals were eliminated in 2021.

Change in Control (“CIC”) Agreements and Severance Pay Plan for Executives

Other than our CEO (who has an Employment Agreement, and whose CIC payments are set forth in “Qualifying Involuntary Termination in Connection with a Change in Control”, below), our NEOs have Change in Control Severance Agreements (“CIC Agreements”) with the Company, and they participate in the Severance Pay Plan for Executive Employees, which provides severance in the absence of a change in control.

None of the CIC agreements provides for tax gross-ups under Sections 280G and 4999 of the Code, nor does Mr. Vermette’s Employment Agreement. For more information regarding our NEO CIC Agreements, please refer to “CIC Agreements” below.
For more information regarding our Severance Pay Plan for Executive Employees, please refer to “Involuntary Termination without Cause in the Absence of CIC”, below.

Stock Ownership Guidelines

The Committee maintains stock ownership guidelines for our NEOs to ensure that our NEOs have significant long-term value creation tied to stock price appreciation. Ownership requirements and progress toward their achievement are reviewed annually as part of the compensation planning process. A significant percentage of each NEO’s compensation is directly linked to our stock price appreciation.

The stock ownership guidelines for our NEOs are calculated as a fixed number of shares using a required ownership multiple, the NEO’s annualized base salary as of a fixed date, and the stock price as of a fixed date. The required ownership multiple is five times annual base pay for our CEO and three times annual base pay for our other NEOs. Shares may be counted toward the policy’s ownership guidelines, whether held directly by the NEO or owned jointly, provided the shares are vested. For stock options, the fair market value of our stock must exceed the exercise price (“in-the-money” options). We include vested, unexercised, “in-the-money” stock options in the calculation. The NEOs are required to retain 100% of net shares acquired upon future vesting or exercise of equity awards until the ownership guidelines are met. As of December 31, 2021, none of our NEOs has satisfied the ownership requirement, and therefore have not sold any net shares.

Recoupment Policy

In order to further align management’s interests with the interests of stockholders and support good governance practices, the Board maintains the Armstrong Flooring, Inc. “Executive Incentive Recoupment Policy (the “Clawback Policy”). Pursuant to the Clawback Policy, in the event of a material restatement of our financial results, the Board, the Committee or another Board committee may, to the extent permitted by applicable law and as the Board or a committee may in its sole discretion deem appropriate and in the best interests of the Company, seek the recoupment or forfeiture of any incentive-based compensation paid or awarded to current and former senior executives and any other officer who engaged in fraud, negligence or other misconduct that resulted in payment in excess of the amount that would have been paid or awarded to the officer under the restated financial statements. The Clawback Policy includes a look-back period of three years preceding the payment or award date, as applicable, of the incentive compensation unless the restatement resulted from fraud or misconduct by the officer, in which case the three-year look-back limitation would not apply.

To the extent that in the future the SEC adopts rules for clawback policies that require changes to our policy, we will revise our policy, if appropriate.

Prohibition on Hedging and Derivative Trading

All members of our Board and senior management, including our NEOs and certain other employees, are required to clear any transaction involving our securities with our General Counsel prior to entering into such transaction.

By policy, we prohibit derivative transactions in our securities, including:

• Trading in puts, calls, covered calls, or other derivative products involving our securities;

• Engaging in any hedging or monetization transaction with respect to our securities; and

• Holding Company securities in a margin account or pledging our securities as collateral for a loan.

We permit senior management to utilize stock trading plans that comply with Rule 10b5-1 of the Exchange Act. All such plans are subject to our pre-approval, and the ability to enter into such plans remains subject to prohibitions on trading while in possession of material nonpublic information.

Assessment of Risk

We monitor the risks associated with our compensation program on an ongoing basis. In 2021, it was the assessment of the Committee, with the assistance of Willis Towers Watson and management, that our compensation programs are designed and administered with an appropriate balance of risk and reward and, by their design, do not encourage executives to take unnecessary, excessive, or inappropriate risks and do not create risks reasonably likely to have a material adverse effect on the company. In arriving at this determination, the Committee considered the following with respect to our compensation programs:

•Whether the underlying pay philosophy, peer group and market positioning to support business objectives were appropriate.

•Effective balance in:

•Cash and equity mix;

•Short- and long-term performance focus, with performance goals tied to profitability and absolute stock price performance;

•Use of multiple performance metrics;

•Performance objectives established using a reasonable probability of achievement; and

•PSUs tied to operating performance over a multi-year performance period.

•The Committee’s ability to exercise discretion to reduce AIP amounts earned based on subjective evaluations of quality of earnings and individual performance.

•The presence of meaningful risk mitigation policies, such as stock ownership guidelines, clawback provisions, and independent Committee oversight, and prohibitions on hedging against and pledging of our Common Shares.

Tax Deductibility of Compensation

Section 162(m) of the Internal Revenue Code imposes a $1 million limit on the amount a public company may deduct for compensation paid to the company’s CEO, CFO or any of the company’s three other most highly compensated employees, as well as persons who were such “covered employees” in a prior year after 2016.

As in prior years, the Committee considers both tax and accounting treatment in establishing our compensation program. The Committee retains discretion to authorize compensation arrangements that are not tax deductible, as the Committee deems appropriate.

COMPENSATION COMMITTEE REPORT

The Management Development and Compensation Committee of the Board of Directors has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with our management. Based on this review and discussion, the Management Development and Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this statement.

Submitted by the Management Development and Compensation Committee

Michael F. Johnston (Chair)
Kathleen S. Lane
James C. Melville

This report shall not be deemed to be “soliciting material” or to be “filed” with the SEC, nor incorporated by reference into any future SEC filing under the Securities Act of 1933 or the Exchange Act, except to the extent that we specifically incorporate it by reference therein.

CEO Pay Ratio

As required by Item 402(u) of Regulation S-K, and as a result of rules adopted under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC requires disclosure of the CEO to median employee pay ratio. We identified the median employee in 2021 based on our review of all full-time, part-time, temporary, seasonal, and foreign employees employed by AFI and our subsidiaries. The compensation of permanent employees who were not employed for the entire year, such as new hires, was annualized. We applied a currency exchange rate for employees not paid in U.S. dollars using a 12-month average. We selected our median employee by (i) calculating the annual compensation described below for each of our employees, and (ii) ranking the annual compensation of all employees except for the CEO from lowest to highest.

To determine our median employee, we considered the following compensation elements, which we determined are the most commonly used elements of compensation for our employees worldwide:

• Salary

• Annual Incentive Plan payments

• Sales Incentive Plan payments

• Long-term incentive grant values

We performed a new analysis to determine the median employee for 2021.

Mr. Vermette’s total compensation for 2021 as shown in the Summary Compensation Table was $2,157,530 and the total compensation for the median employee in 2021 was $56,826, resulting in an estimated ratio of our CEO’s pay to the pay of our median employee for 2021 of 37 to 1. The calculation of annual total compensation of our median employee was determined in the same manner as the “Total Compensation” shown for our CEO in the Summary Compensation Table.

2021 SUMMARY COMPENSATION TABLE

The table below sets forth the total compensation for our NEOs during 2021.

Name	Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)[1]	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)[2]	All Other Compensation ($)[3]	Total ($)
Michel Vermette	President and CEO	2021 2020 2019	650,000 650,000 197,708	325,000 500,000	1,016,925 204,750 3,822,670	398,125	28,022	64,458 9,750	2,157,530
Amy Trojanowski	Senior Vice President and CFO	2021 2020 2019	425,000 86,932	28,253	332,452 526,000	169,204	439	24,550	951,645
Christopher Parisi	Senior Vice President, General Counsel and CCO	2021 2020 2019	339,722 339,722 337,249	293,424	225,882 45,486 457,700	114,444	11,483 3,397 21,834	19,449 3,397 21,834	710,980
Brent Flaharty	Senior Vice President and Chief Customer Experience Officer	2021 2020 2019	332,000 332,000 298,152	341,300	194,775 39,218 451,900	111,843		11,288 11,870 12,934	649,906
John Bassett	Senior Vice President and CHRO	2021 2020 2019	295,749 295,749 293,596	273,937	173,511 34,934 392,700	90,574	-1,019 45,912 100,962	22,975 3,120 26,830	581,790
1The amounts reflect the aggregate grant date fair value of stock awards granted in 2021, computed in accordance with Financial Accounting Standard Board’s Accounting Standards Codification Topic 718. For more information, please refer to “Note. 4 Stock-based Compensation” in our Annual Report on Form 10-K filed with the SEC. NEOs also received LTIP Cash awards which under their terms would not vest until 2023.
2The amount shown in the “Change in Pension Value & Nonqualified Deferred Compensation Earnings” represent changes in benefit value under the RIP and RBEP. Plan benefits for Mr. Bassett have been frozen. The Company does not provide above-market rates in its deferred compensation programs.
3The amounts shown in the “All Other Compensation” column include: (i) company matching contribution to the AFI 401(k) plan and the NQDCP; and (ii) personal benefits (“perquisites”) consisting of medical examination expense reimbursements to the extent the total perquisite value is $10,000 or greater per individual. For each NEO, the total value of all perquisites did not reach $10,000 and is not included in the amount shown.

The following table provides the detail for the amounts reported in the All Other Compensation column for 2021 for each NEO:

Name	Perquisites and other Benefits ($)	Company Match Savings Plan Contributions ($)	Severance ($)	Total ($)
Michel Vermette		18,958
Amy Trojanowski		11,980
Christopher Parisi		11,873
Brent Flaharty		11,288
John Bassett		15,419

GRANTS OF PLAN-BASED AWARDS

The table below shows information on awards granted to our NEOs under our AIP and LTIP in 2021. There is no assurance that the grant date fair value of stock awards will be realized by the executive.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards[1]			Estimated Future Payouts Under Equity Incentive Plan Awards[2]
Name	Grant Date	Threshold (#)	Target (#)	Maximum (#)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards ($)[3]
Michel Vermette	N/A 4/1/21	325,000	650,000	1,170,000	86,832	173,664	217,080	49,618	1,016,925
Amy Trojanowski	N/A 4/1/21	138,125	276,250	497,250	28,388	56,775	79,969	16,221	332,452
Christopher Parisi	N/A 4/1/21	93,424	186,848	336,327	19,288	38,575	48,219	11,022	225,882
Brent Flaharty	N/A 4/1/21	91,300	182,600	328,680	16,632	33,263	41,579	9,504	194,575
John Bassett	N/A 4/1/21	73,937	147,874	222,174	14,816	29,631	37,039	8,466	173,511

1The amounts shown represent the 2021 AIP threshold, target and maximum opportunity for each NEO.
2Represent PSUs with share price hurdles that will vest in 2024 based on the 20-day trading average after the 2024 release of fourth quarter and full year 2022 results. The PSUs have a limited leverage model, with minimum vesting at 50% of target, mid vesting (between minimum and target) at 75% of Target, and maximum payout at 125% of target. The PSUs have a one-year, post-vesting holding period for any portion that vests above target, such that the vested above-target PSUs will not be available to be sold until the one-year anniversary following the vesting date of the PSUs, subject to limited exceptions. Any dividend equivalents payable in connection in the PSUs are paid in cash.
3Amounts represent the aggregate grant date fair value for long-term incentive equity awards granted in 2021, as calculated under the Financial Accounting Standards Board’s Accounting Standards Codification Topic 718. Under ASC Topic 718, the grant date fair value is calculated using a Monte Carlo simulation based on the closing market price of our Common Shares on the date of the grant and the relevant share price hurdles.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The table below shows the number of shares covered by exercisable and unexerciseable stock options and unvested RSUs and PSUs held by the NEOs as of December 31, 2021. Market or payout values in the table below are based on the closing price of our Common Shares as of that date, which was $1.98. The table below includes equity awards that were previously granted to NEOs by Armstrong World Industries (or “AWI”) and were converted to awards with respect to AFI stock in the spin-off from AWI. Equity Incentive Plan values represent Target performance.

		Option Awards			Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares or Other Rights That Have Not Vested ($)
Michel Vermette	9/11/2019 3/24/2020 4/1/2021				85,838 33,079	169,959 65,496	371,430[1] 227,500 173,664	735,431 450,450 170,190
Amy Trojanowski	10/19/2020 4/1/2021				80,000 10,814	158,400 21,411	56,775	112,414
Christopher Parisi	2/20/2013 2/25/2014 11/7/2019 3/24/2020 4/1/2021	5,706 5,417	13.98 14.55	2/20/2023	30,000 20,682	59,400 20,268	50,540 38,575	49,529 76,378
Brent Flaharty	11/7/2019 3/24/2020 4/1/2021				40,000 6,336	79,200 12,545	43,575 33,263	86,278 65,860
John Bassett	2/28/2012 2/20/2013 2/25/2014 11/7/2019 3/24/2020 4/1/2021	7,194 8,720 7,568	11.67 13.98 14.55	2/28/2022 2/20/2023 2/28/2024	30,000 5,644	59,400 11,175	38,815 29,631	76,853 58,669

1 This PSU grant has a five-year performance period ending September 11, 2024. The PSU vesting is based on the achievement of applicable performance targets related to average share price hurdles which are reviewed annually.

OPTION EXERCISES AND STOCK VESTED

There were no stock options exercised by any of our NEOs during 2021. The following table shows the stock awards held by each of our NEOs that vested during 2021.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)[1]
Michel Vermette	28,612	86,694
Amy Trojanowski	20,000	61,200
Christopher Parisi	30,380	99,547
Brent Flaharty	33,503	105,081
John Bassett	28,609	92,326

1 Represents the number of RSUs and PSUs that vested in 2021 multiplied by the share price on the date of vesting.

PENSION BENEFITS

The only NEO eligible for pension benefits is Mr. Bassett. The table below shows the present value of accumulated benefits payable to Mr. Bassett, including the number of years of service credited to him under the RIP and RBEP as of December 31, 2021. The amounts were determined using the same interest and mortality rate assumptions used in our Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. The RIP and RBEP (which are successors to AWI plans) were closed to new salaried participants effective January 1, 2005, and were closed to existing salaried participants who did not meet the age and service requirements as of March 1, 2006. The RIP and RBEP were amended to freeze benefit accruals for salaried employees, including the NEOs, effective December 31, 2017. Mr. Bassett’s RIP and RBEP benefits were frozen February 28, 2006.

The RBEP was established to pay any benefit that cannot be paid under the RIP due to Internal Revenue Code compensation or benefits limitations. All pension benefits are paid by the Company. Benefits payable under the RIP and RBEP are based on a formula that yields an annual amount payable over the participant’s lifetime beginning at the age where the participant qualifies for an unreduced life annuity benefit. RBEP benefits are paid in the form of an annuity.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit (S)	Payments During Last Fiscal Year ($)
John C. Bassett	Retirement Income Plan for Employees of Armstrong Flooring, Inc.	8	379,819
	Retirement Benefit Equity Plan of Armstrong Flooring, Inc.	8	19,071

Participants in the RIP may retire as early as age 55 provided the participant is vested under the plan. Participants become vested after completing five years of continuous employment having worked at least 1,000 hours in each year. Normal retirement date is the first of the month nearest the participant’s 65th birthday. Except as noted below, there is a reduction for early retirement for salaried participants who retire between the ages of 55 and 65. An employee who retires from active employment can receive an unreduced pension benefit commencing on the date of retirement if the employee’s age (minimum age 55) and total service totals 90 points (the “Rule of 90”). The unreduced Rule of 90 benefit is limited to the employee’s pension amount accrued to through 28, 2006. Employees receive credit for post-March 1, 2006, age and service for Rule of 90 eligibility.

The normal form of benefit payment is a monthly annuity. Except for payments having a lump sum present value of $10,000 or less under the RIP, no lump sum payments are permitted. Various forms of annuity payments (including life, joint and survivor, period certain and level income options) are available under the pension plans. The annuity payments for these options are determined by actuarially adjusting the life annuity pension amount for the selected form of payment. The formula for the regular life annuity pension benefit for salaried employees under the RIP is based on the following factors:

• the participant’s Average Final Compensation (the “AFC”) which is the average of the three highest years of eligible compensation (base salary plus annual incentive) during the last ten years of employment with AWI and AFI;

• the participant’s number of years of total service (credited years of employment with AWI and AFI) used to calculate the pension amount; and

• the participant’s Adjusted Covered Compensation (the “ACC”), which is a percentage of the average Social Security tax base for the 35-year period ending with the year the participant will qualify for an unreduced Social Security pension benefit.

The unreduced annual life annuity pension is the sum of the following four calculations, each of which may not be less than zero

1. AFC x 0.009 x total service to a maximum of 35 years; plus

2. (AFC – ACC) x 0.005 x total service to 35 years; plus

3. (AFC – 2 x ACC) x 0.0015 x total service to 35 years; plus

4. AFC x 0.012 x total service over 35 years.

To the extent the participant is eligible for a frozen ESOP Pension Account annuity benefit that can be paid from the RIP, all of the allowable portion of the calculated annuity benefit will be added to the regular pension amount.

Special provisions apply if the RIP is terminated within five years following an Extraordinary Event, as this term is defined in the RIP. Upon the occurrence of such an event, plan liabilities would first be satisfied, and then remaining plan assets would be applied to increase retirement income to employees. The amount of the increase assumes that the employee would have continued employment with AFI until retirement. Our NEO who is eligible for RIP pension benefits would be entitled to this benefit under these circumstances.

The assumptions used to calculate the actuarial present values shown in the table above are as follows:

• Discount rate used to value benefit obligations equals 2.85%;

• Post-Retirement Mortality using PR2012 projected from 2012 with MP2021;
• EPA interest rate of 1.62%;

• Retirement at age 65 or Rule of 90 eligibility, as specified.

NONQUALIFIED DEFERRED COMPENSATION

Name	Executive Contributions in 2021 ($)[1]	Registrant Contributions in 2021 ($)[2]	Aggregate Earnings in 2021 ($)	Aggregate Withdrawals/Distributions ($)	Aggregate Balance at 12/31/2021 ($)	Aggregate Balance at 12/31/2020 ($)
Michele Vermette	119,167	45,500	28,022		249,391	56,701
Amy Trojanowski	20,950	12,570	439		33,960
Christopher Parisi	7,576	7,576	11,483		93,491	66,857
Brent Flaharty
John Bassett	12,594	7,556	15,046		179,861	144,665
1The amount in this column is also reported as either Salary or Bonus in the SCT.
2 The amount in this column is also reported in the All Other Compensation column of the SCT.

The NQDCP was established to provide benefits similar to the 401(k) plan as it applies to eligible employees whose eligible earnings (base salary plus annual incentive) exceed the Internal Revenue Code compensation limit in effect for the plan year. A participant may elect to defer up to 25% of eligible base salary earnings and up to 25% of eligible AIP payout that in 2021 exceeded $243,750. The company matching contribution is the same as that provided under the AFI 401(k) plan. Participants may transfer account balances between available investment options on a notational basis.

Participants become vested in the Company matching contributions after completing three years of continuous service in which the participant worked at least 1,000 hours in each year.

Under the NQDCP, except in the case of an unforeseeable emergency or having reached age 70, no in-service distributions are permitted. Participants can elect to receive plan benefits as a single lump sum or in 120-month installments commencing after the date of the participant’s termination. All elections must comply with the Internal Revenue Code requirements. If the total account value is less than $10,000, the entire account balance will be paid as a single lump sum distribution at the time of termination. In the event of a participant’s death, any remaining payments shall be paid to the participant’s designated beneficiary or estate.

Under the NQDCP, the company reserves the right to cause the participant to forfeit or require repayment of the Company match benefits where the participant is discharged for willful, deliberate or gross misconduct, or where the participant has engaged in conduct that is injurious to the company.

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The tables below summarize the estimated value of the potential payments and benefits under the Company’s plans and arrangements to which each NEO would be entitled upon termination of employment under the circumstances indicated. Except for the continuation of health and welfare benefits and outplacement support, amounts would be paid as a lump sum at termination. The amounts shown assume that such termination was effective December 31, 2021 and represent the share price at that date.

The “Change in Control” column assumes that there is no limitation on payments under the “best net” provision in each CIC agreement relating to tax under Sections 280G and 4999 of the Internal Revenue Code. Under the “best net” provision, if the payments and benefits otherwise payable to an NEO would constitute excess parachute payments within the meaning of Section 280G of the Internal Revenue Code, then the Company will reduce such payments and benefits to an amount that would avoid any excise taxes under Section 4999 of the Internal Revenue Code, provided that such reduction would provide the NEO with a greater net after-tax benefit than if there were no reduction. Amounts in the “Change in Control” column are “double trigger” payments and are therefore applicable only in the event both a CIC event and either an involuntary (without Cause) termination or a termination for Good Reason under the CIC agreement occur. The 2019 PSUs did not vest and were canceled in early 2022 based on the Committee’s certification that performance did not meet the minimum goals. The Performance Shares below are valued at target. Note that there are no payouts for an involuntary termination for cause or voluntary resignation.

Michel Vermette
Reason for Termination
Program Element	Involuntary Termination without Cause or Termination for Good Reason	Change in Control
Cash Severance	2,600,000	3,250.000
Health & Welfare Benefit Continuation	60,706	60,706
Outplacement Support	30,000	30,000
Pro-rated Bonus	650,000	650,000
Accelerated Long-Term Incentives
Performance Shares	261,261	794,305
Restricted Stock	18,883	235,456
Stock Options	—	—
LTIP Cash Grant	341,250	520,000
Total	3,962,100	5,540,467

Amy Trojanowski
Reason for Termination
Program Element	Involuntary Termination without Cause or Termination for Good Reason	Change in Control
Cash Severance	1,051,875	1,402,500
Health & Welfare Benefit Continuation	38,072	44,880
Outplacement Support	20,000	30,000
Pro-rated Bonus	276,250	276,250
Accelerated Long-Term Incentives
Performance Shares	—	112,415
Restricted Stock	9,900	179,812
Stock Options	—	—
LTIP Cash Grants	—	42,500
Total	1,396,097	2,088,357

Christopher Parisi
Reason for Termination
Program Element	Involuntary Termination without Cause or Termination for Good Reason	Change in Control
Cash Severance	789,854	1,053,138
Health & Welfare Benefit Continuation	37,929	50,572
Outplacement Support	20,000	30,000
Pro-rated Bonus	186,848	186,848
Accelerated Long-Term Incentives
Performance Shares	58,040	176,448
Restricted Stock	4,950	100,350
Stock Options	—	—
LTIP Cash Grants	7,557	115,516
Total	1,105,178	1,712,872

Brent Flaharty
Reason for Termination
Program Element	Involuntary Termination without Cause or Termination for Good Reason	Change in Control
Cash Severance	771,900	1,029,200
Health & Welfare Benefit Continuation	38,718	51,624
Outplacement Support	20,000	30,000
Pro-rated Bonus	182,600	182,600
Accelerated Long-Term Incentives
Performance Shares	50,041	152,139
Restricted Stock	6,599	91,745
Stock Options	—	—
LTIP Cash Grants	65,362	99,600
Total	1,135,220	1,536,908

John Bassett
Reason for Termination
Program Element	Involuntary Termination without Cause or Termination for Good Reason	Change in Control
Cash Severance	665,436	887,248
Health & Welfare Benefit Continuation	37,904	50,538
Outplacement Support	20,000	30,000
Pro-rated Bonus	147,875	147,875
Accelerated Long-Term Incentives
Performance Shares	44,574	135,523
Restricted Stock	4,950	70,575
Stock Options	—	—
LTIP Cash Grants	58,222	88,721
Total	978,961	1,410,480

Resignation or Involuntary Termination for Cause

No incremental benefits are provided to any of our NEOs in the event of a voluntary resignation or an involuntary termination for Cause.

Involuntary Termination without Cause in the Absence of CIC

We maintain the Executive Severance Plan to provide severance pay in a situation other than a CIC. All NEOs, except for Mr. Vermette, participate in the Executive Severance Plan. Mr. Vermette’s severance payments and benefits are set forth in his employment agreement and described below.

The Executive Severance Plan provides each NEO with severance payments and benefits in the event of the NEO’s termination of employment by the Company without Cause, including (1) due to a reduction in force; (2) due to the elimination of the NEO’s position; or (3) for any reason approved by the Executive Severance Plan administrator, provided that the NEO is not provided with Reasonable Alternative Employment (described below). For purposes of the Severance Plan, “Cause” shall mean any of the following conduct by a NEO, as determined in the sole discretion of the Committee: (a) conviction of a felony or a crime involving moral turpitude; (b) fraud, dishonesty, misrepresentation, theft or misappropriation of funds with respect to the company; (c) violation of AFI’s Code of Conduct or employment policies, as in effect from time to time; (d) breach of any written non-competition, confidentiality or non-solicitation covenant of the NEO with respect to the company; or (e) gross misconduct in the performance of the NEO’s duties with the company. “Reasonable Alternative Employment” shall mean an offer of employment where (i) the base salary is equal to at least 90% of the NEO’s current base salary, and (ii) the distance between the NEO’s residence or current place of employment and the new place of employment is within 50 miles, or the distance of the NEO’s current commute, whichever is greater.

Severance payments and benefits under the Executive Severance Plan include the following, provided that the NEO delivers an effective release of claims in favor of the Company and its affiliates and executes a restrictive covenants agreement containing non-competition, non-solicitation, confidentiality and non-disparagement covenants:

•In the case of the CEO (if the CEO participates in the Executive Severance Plan), a lump sum payment equal to two times the sum of the CEO’s base salary and target annual incentive under the AIP, and in the case of each other NEO, a lump sum payment equal to one and one-half times the sum of the NEO’s base salary and target annual incentive under the AIP.

•Each NEO can participate as an “active employee” under the applicable health, dental and vision plans as of the NEO’s termination date, less the active monthly employee rate for the severance period.

•A lump sum prorated AIP for the fiscal year in which the NEO’s termination date occurs, calculated based on actual Company performance through the end of the fiscal year and the period that the NEO was employed with the Company during such fiscal year. The prorated AIP, if any, will be paid at the same time annual incentives are paid to active employees under the AIP.

•Up to 12 months of outplacement services, not to exceed $20,000 in cost.

Information in the tables above assumes that any termination was effective December 31, 2021 and is based on the program parameters in effect as of December 31, 2021, as outlined above.

Qualifying Involuntary Termination in Connection with a Change in Control

All NEOs, except for Mr. Vermette, have CIC Agreements. Under the CIC Agreement, the NEO is entitled to receive severance payments upon involuntary termination without Cause or resignation for Good Reason within two years following a CIC, or within six months preceding a CIC if the termination is in connection with a potential CIC.

“Cause” is defined in the CIC Agreements as (i) the willful and continued failure by the NEO to substantially perform the NEO’s duties after a written demand for substantial performance is delivered to the NEO by the Board, or (ii) the willful engaging by the NEO in conduct which is demonstrably and materially injurious to the company, or (iii) the NEO’s conviction of any felony.

Resignation for Good Reason as defined in each NEO’s individual CIC agreement means:

(i)the assignment to the NEO of any duties inconsistent with the NEO’s status as an executive officer of the Company or a substantial adverse alteration in the nature or status of the NEO’s responsibilities, including diminution as a result of the Company no longer being a publicly traded corporation following the CIC;

(ii)a reduction by the Company in the NEO’s annual base salary;

(iii)relocation of the NEO’s principal place of employment to a location more than 50 miles from the principal place of employment immediately before the CIC;

(iv)failure by the Company to pay to the NEO any portion of the NEO’s current compensation; or

(v)by the Company to continue in effect any compensation or benefit plan in which the NEO participates immediately prior to a CIC which is material to the NEO’s total compensation unless an equitable arrangement has been made.

CIC Agreements – Key Terms

We will not provide tax gross-ups under Sections 280G and 4999 of the Internal Revenue Code to any of our NEOs. Set forth below are certain key terms of the CIC Agreements (including those set forth in Mr. Vermette’s employment agreement):

Term of Agreement
Fixed one-year term that automatically renews for an additional year unless notice is given at least 90 days prior to the anniversary of intent not to renew; term automatically continues for two years if the CIC occurs during term.

Severance Benefits	2.5 times base salary plus target AIP for Mr. Vermette, 2 times base salary plus target AIP for Ms. Trojanowski and Messrs. Flaharty, Parisi and Bassett.

Pro rata AIP	Prorated target AIP for year of termination

Health & Welfare Benefit Continuation
Continued life, disability, accident and health insurance benefits (including for the NEO’s dependents) for 24 months following the NEO’s termination date, less the active employee costs for such benefits.

Outplacement	Up to $30,000 in outplacement fees assistance

Accelerated Equity Vesting
Double-trigger accelerated vesting (requires a CIC and qualifying termination of employment) for stock options, RSUs, PSUs and other equity grants to vest if assumed by the acquirer; the Company may cash out equity grants if not assumed by the acquirer.

LTIP Cash Awards	Double-trigger accelerated vesting (requires a CIC and qualifying termination of employment) for Cash LTIP grants

Restrictive Covenants	Non-competition and non-solicitation restrictions for twenty-four (24) months post-employment in the case of Mr. Vermette and eighteen (18) months for other NEOs

Parachute Tax
Any amounts paid under the CIC Agreement will be reduced to the maximum amount that can be paid without being subject to the excise tax imposed under Internal Revenue Code Section 4999, but only if the after-tax benefit of the reduced amount is higher than the after-tax benefit of the unreduced amount.

“Change in Control” (or “CIC”) generally means the occurrence of one of the following events:

I. Any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 35% or more of the combined voting power of the Company’s then outstanding securities, excluding any person who becomes such a beneficial owner in connection with a transaction described in Clause (i) of Paragraph (III) below; or

II. the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the date hereof, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least 2/3 of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended; or;

III. there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (i) a merger or consolidation immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the Board of Directors of the company, the entity surviving such merger or consolidation or, if the Company or the entity surviving such merger is then a subsidiary, the ultimate parent thereof, or (ii) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the company or its affiliates) representing 35% or more of the combined voting power of the Company’s then outstanding securities; or

IV. the stockholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of all or substantially all of the Company’s assets, other than a sale or disposition by the Company of all or substantially all of the Company’s assets immediately following which the individuals who comprise the Board immediately prior thereto constitute at least a majority of the Board of Directors of the entity to which such assets are sold or disposed or any parent thereof.

Notwithstanding the foregoing, a CIC shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the Common Shares of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

Securities authorized for issuance under equity compensation plans as of December 31, 2021.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future Issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holder(s)	3,043,975 (1)	$12.86 (2)	2,655,843 (3)
Equity compensation plans not approved by security holder(s)	—	Not Applicable	—
Totals	3,043,975	$12.86	2,655,843
(1)Includes RSUs, PSAs, PSUs and stock options to purchase Common Shares granted under the Company’s 2016 LTIP (including awards granted under the Armstrong World Industries, Inc. 2011 Long-Term Incentive Plan (or predecessor plans) and converted to awards on Common Shares of the Company and assumed effective as of April 1, 2016 under 2016 LTIP) and 2016 Directors Stock Unit Plan.
(2)Represents the weighted-average exercise price of the outstanding stock options only; the outstanding RSUs and PSUs are not included in this calculation.
(3)Reflects shares available pursuant to the issuance of stock options, RSUs, PSUs, or other stock-based awards under the 2016 LTIP and 2016 Directors Stock Unit Plan. This number includes all shares that have been and may be issued under the LTIP since its inception in 2016 including awards granted under the Armstrong World Industries, Inc. 2011 Long-Term Incentive Plan (or predecessor plans) and converted to awards on Common Shares of the Company and assumed effective as of April 1, 2016 under the 2016 LTIP.

COMPENSATION OF NONEMPLOYEE DIRECTORS

In establishing our nonemployee director compensation program, including the overall value of compensation and the mix of cash and equity, the Board analyzes competitive market data and any underlying director compensation trends generally, and compares our program to those of similarly sized companies in comparable industries. Our nonemployee directors are compensated through a combination of annual cash and equity retainers. The annual equity retainers are paid in the form of restricted stock unit awards which constitute more than fifty percent (50%) of nonemployee directors’ overall annual retainer value in order to align their compensation with the interests of stockholders. The Board believes that this level of compensation supports the Company’s ability to attract nonemployee directors with suitable backgrounds and experiences. A director who is an officer or employee of the Company or its subsidiaries is not compensated for service on the Board or on any committee of the Board. Nonemployee directors are reimbursed for business expenses related to attendance at Board and committee meetings and for attendance at qualified third-party director education programs. Chair positions receive a fee for such additional services. Directors do not receive meeting fees or perquisites.

The Governance Committee, which is composed solely of independent directors, has the primary responsibility to review and consider any revisions to the nonemployee director compensation program. The Governance Committee reviewed the nonemployee director compensation program in 2021 with assistance from the Compensation Committee’s independent consultant; the review included an assessment of related trends and benchmarking against peer programs. There have been no material changes to the nonemployee director compensation program since 2016.

The following table describes the elements of the nonemployee director compensation program:

2021/2022 NONEMPLOYEE DIRECTOR RETAINERS

CASH
Annual Retainer (1)	$90,000

Chair Fees (1):

Board Chair	$60,000
Audit Committee Chair	$20,000
Management Development and Compensation Committee Chair	$20,000
Nominating and Governance Committee Chair	$20,000
Finance Committee Chair	$20,000

Special Assignment Fees (2)	$2,500	(3)

EQUITY (4)
Annual Retainer (Board Chair)	$160,000
Annual Retainer	$105,000

(1)paid in quarterly installments, in arrears
(2)may be paid in connection with one-on-one meetings with the CEO; plant and/or field visits not part of a regular Board meeting; or other non-scheduled significant activities
(3)per diem; $1,250 for less than four hours
(4)annual (or pro-rated) grant of restricted stock units; effective as of the first business day following the date of the annual meeting of stockholders, and the amount of each grant is determined by the NYSE closing price of our Common Shares on such date.

NONEMPLOYEE DIRECTOR STOCK OWNERSHIP GUIDELINES

Our nonemployee directors are subject to robust stock ownership guidelines. Annual restricted stock unit awards constitute more than fifty percent (50%) of the nonemployee directors’ annual retainers. Nonemployee directors are required to acquire and retain Common Shares (including restricted stock units) with an aggregate value equal to at least five (5) times their annual cash retainer within five (5) years of joining the Board. No nonemployee director has sold any Common Shares since the Company’s inception following the spinoff from Armstrong World Industries, Inc. (“AWI”) in April 2016 (the “Separation”).

NONEMPLOYEE DIRECTOR COMPENSATION TABLE – 2021/2022

Name (a)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($)(1) (c)	Total ($) (h)
Mr. Johnston	110,000	105,000	215,000
Ms. Lane	90,000	105,000	195,000
Mr. Liaw	110,000	105,000	215,000
Mr. Malone	110,000	105,000	215,000
Mr. McWilliams	150,000	160,000	310,000
Mr. Melville	110,000	105,000	215,000

(1)Represents amounts that are in units of our Common Shares. The amounts reported represent the aggregate grant date fair value for Director RSUs granted during the fiscal year, as calculated under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) Topic 718. Under ASC Topic 718, the grant date fair value is calculated using the closing market price of our Common Shares on the date of the grant.

NONEMPLOYEE DIRECTORS – AGGREGATE OWNERSHIP

The table below sets forth, as of April 19, 2022 additional detail as to each nonemployee director’s ownership and rights to ownership in the Company’s equity.

Name	Common Shares (1)	Vested Restricted Stock Units (2)	Unvested Restricted Stock Units (3)(4)	Total Equity	Total Value (5)
Michael F. Johnston	—	124,949	18,229	143,178	$243,403
Kathleen S. Lane	16,242	58,433	18,229	92,904	157,937
Jeffrey Liaw	17,396	63,605	18,229	99,230	168,691
Michael W. Malone	37,659	55,069	18,229	110,957	188,627
Larry S. McWilliams	76,533	66,750	27,777	171,060	290,802
James C. Melville	2,114	58,433	18,229	78,776	133,919
Total	149,944	427,239	118,922	696,105	$1,183,379

1.Includes, for Mr. Melville, shares acquired in a pro rata distribution by AWI as a result of the Separation (every 2 shares of AWI common stock resulted in 1 Common Share). In the case of each of Mr. McWilliams and Mr. Liaw, Common Shares acquired following the vesting of restricted stock units (“Director RSUs”) granted to him as part of his retainer for services in 2016 and 2017, and 2018 and 2019, respectively. In the case of each of Ms. Lane (16,242), Mr. Malone (37,659) and McWilliams (54,000), includes open market purchases (March 2020).
2.In all cases, includes Director RSUs that have vested but are not yet acquirable by the director which were granted under the AFI 2016 Directors Stock Unit Plan and payment (1 Common Share for each Director RSU) was deferred under the terms of the Plan. Also includes, in the cases of Messrs. Johnston and Liaw, Director RSUs that have vested but are not acquirable by them under the director compensation program of AWI prior to the Separation; amounts were adjusted based on exchange ratio calculated based on the closing price of AWI’s common stock on April 1, 2016 and the opening price of the Common Shares on April 4, 2016, both as reported on the NYSE. The Exchange Ratio was 3.70248. Vested units will be acquirable by the director (x) for units granted prior to June 2011, six (6) months following the termination of the director’s service on the Board, and, (y) for units granted during and after June 2011, at the time of the termination of the director’s service on the Board.
3.Director RSUs granted on June 7, 2021 under the terms of the 2016 Directors Stock Unit Plan. The Director RSUs vest (contingent upon the director’s continued service as of such date) on the earlier of (i) the next annual stockholders meeting following the grant; (ii) the death or total and permanent disability of the director; or (iii) the date of any Change in Control (as defined in the Plan). Shares will be issued for vested units within 60 days of (x) the vesting date, or (y), a later deferral date if deferred by the director under the terms of the Plan.
4.Under the terms of the 2016 Directors Stock Unit Plan, Director RSUs vest on the date of the Company’s annual meeting of stockholders that immediately follows the grant date. The Director RSUs in this column will vest on June 7, 2022 (contingent upon the director’s continued service as of such date).
5.Represents an amount equal to the sum of the number of Common Shares beneficially owned, plus the number of vested and unvested Director RSUs, as applicable, multiplied by $1.70, which was the closing price of the Company’s Common Shares on the NYSE on April 19, 2022. Rounding may immaterially affect totals.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Certain Beneficial Owners

The following table sets forth information regarding persons or groups known to us to be beneficial owners of more than 5% of our outstanding Common Shares as of February 28, 2022 or the date of any applicable reports filed by such persons or groups prior to that date. Beneficial ownership is determined in accordance with applicable rules of the SEC.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class Outstanding (1)

22NW, LP (2) 1455 NW Leary Way, Suite 400 Seattle, WA 98107	3,196,336	14.7%

GAMCO Investors, Inc. (3) One Corporate Center Rye, NY 10580	1,988,171	9.1%

180 Degree Capital Corp. (4) 7 N. Willow Street Montclair, NJ 07042	1,097,918	5.0%
(1)Based on 21,779,575 Common Shares outstanding as of February 28, 2022, as reported on the Company’s Annual Report on Form 10-K.
(2)On a Schedule 13G Amendment No. 2 filed with the SEC on February 14, 2022, 22NW, LP reported sole voting and dispositive power as of December 31, 2020 with respect to 3,196,336 shares.
(3)On a Schedule 13D Amendment Number 12 filed with the SEC on March 18, 2021, Gabelli Funds, LLC reported sole voting and dispositive power with respect to 161,600 shares, GAMCO Asset Management Inc. reported sole voting power with respect to 1,750,571 shares and sole dispositive power with respect to 1,815,571 shares, and Gabelli Foundation, Inc. reported sole voting and dispositive power with respect to 11,100 shares, all as of March 17, 2021.
(4)On a Schedule 13G filed with the SEC on February 14, 2022, 180 Degree Capital Corp. reported as of December 31, 2021 shared voting and dispositive power with respect to 1,097,918 shares.

Management and Directors
The following table sets forth, as of April 19, 2022, the number of Common Shares beneficially owned by all directors, currently-serving NEOs (as identified in the “Compensation Discussion and Analysis”) and all directors and executive officers as a group in accordance with applicable SEC rules.

Name	Number of Common Shares Beneficially Owned	Number of Shares Subject to Options (1) Exercisable or Which Become Exercisable Within 60 Days	Total Number of Shares Beneficially Owned (2)	Restricted Stock Units (3) / Unvested Options	Total Common Shares Beneficially Owned Plus Restricted Stock Units and Unvested Options
John C. Bassett	76,513	16,288	92,801	104,090	196,891
Brent A. Flaharty	75,774	—	75,774	123,174	198,948
Michael F. Johnston	0	—	0	143,178	143,178
Kathleen S. Lane	16,242	—	16,242	76,662	92,904
Jeffrey Liaw	17,396	—	17,396	81,834	99,230
Michael W. Malone	37,659	—	37,659	73,298	110,957
Larry S. McWilliams	76,533	—	76,533	94,527	171,060
James C. Melville	2,114	—	2,114	76,662	78,776
Christopher S. Parisi	45,213	11,123	56,336	139,797	196,133
Michel S. Vermette	249,034	—	249,034	891,511	1,140,545
Amy P. Trojanowski	48,298	—	48,298	147,589	195,887
Directors and Executive Officers as a group (12 persons) (4)	644,776	27,411	672,187	1,973,249(4)	2,635,925(4)

(1)Directors do not receive stock option grants under the 2016 Directors Stock Unit Plan or as part of the compensation program for nonemployee directors.
(2)No individual director or executive officer other than Mr. Vermette beneficially owns 1% of the Common Shares outstanding as of April 19, 2022 (Mr. Vermette beneficially owns approximately 1%). The directors and executive officers as a group beneficially own approximately 3% of the Common Shares outstanding as of April 19, 2022.
(3)Represents, in the case of NEOs, unvested time-based and performance based (share price performance only) restricted stock units (“NEO RSUs”) granted to them under the 2016 AFI long-term incentive plan and, in the case of nonemployee directors, vested and unvested stock units (Director RSUs) granted to them as part of their annual retainer for Board service that are not acquirable by the director within 60 days of April 19, 2022 under the terms of the 2016 Directors Stock Unit Plan. See Directors Aggregate Ownership table on page 31 for further information. Neither the unvested NEO RSUs nor the Director RSUs have voting power.
(4)Includes 20,927 unvested RSUs for Philip J. Gaudreau, VP and Controller.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Director Independence

It is our policy that the Board consist of a majority of directors who are not employees and are ‘independent’ under all applicable legal and regulatory requirements, including the independence requirements of the New York Stock Exchange (the “NYSE”). For purposes of evaluating the independence of directors, in accordance with our Corporate Governance Guidelines, the Board will consider all relevant facts and circumstances, including the persons or organizations with which the director has an affiliation. Consistent with our Corporate Governance Guidelines, the Governance Committee has established qualifications to assist in the determination of ‘independence,’ which either meet or exceed the independence requirements of the NYSE.

The Board has determined that all of our directors, with the exception of Mr. Vermette, our President and CEO, are independent within the meaning of the NYSE listing standards and the standards established in our Corporate Governance Guidelines. In addition, the Board has further determined that each of the members of the Audit Committee, the Compensation Committee and the Governance Committee are independent within the meaning of the NYSE listing standards, any applicable minimum standards required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the enhanced standards required for membership on such committees contained in our Bylaws that directors serving on such committees meet the independence criteria under both NYSE rules and Rule 10A-3(b)(1) under the Exchange Act, and in the case of the Compensation Committee, Rule 16b-3 under the Exchange Act and as an ‘outside director’ under Section 162(m) of the Internal Revenue Code of 1986, as amended.

Certain Relationships And Related Party Transactions
Pursuant to our Conflicts of Interest and Related Party Transactions Policy, any related party transaction that may arise is required to be reviewed and approved by the Governance Committee, who must have no connection with the transaction. Related party transactions would include transactions by the Company or any subsidiary with any director, director nominee, executive officer, stockholders owning more than 5% of the Company’s outstanding Common Shares, or immediate family member of any of the foregoing, and transactions with businesses affiliated with any director or director nominee that meet the specifications in Item 404 of Regulation S-K under the Exchange Act. There were no such related party transactions to report for 2021. The Chair of the Governance Committee has authority to approve transactions involving sums less than the disclosure threshold set in Item 404. The material details of any such matters are required to be disclosed to the Governance Committee at its next regular meeting.

Item 14. Principal Accountant Fees and Services

Our independent registered public accounting firm is KPMG LLP, Philadelphia, PA, Auditor Firm ID: 185.

Aggregate fees for professional services rendered by KPMG LLP, our independent registered public accounting firm, for 2021 and 2020 are set forth in the table below.

	(amounts in thousands)
	2021	2020
Audit Fees (1)	$2,435	$1,849
Audit Related Fees (2)	2	2
Audit and Audit Related Fees Subtotal	2,437	1,851
Tax Fees (3)	100	91
All Other Fees	—	—
Total Fees	$2,537	$1,942

(1)Audit Fees are for services rendered in connection with the audit of Armstrong Flooring’s consolidated financial statements as of and for the year ended December 31, 2021 and 2020, for which a portion of the billings occurred in the following year. Audit fees were also incurred for reviews of condensed consolidated financial statements included in Armstrong Flooring’s quarterly reports on Form 10-Q, services normally provided in connection with statutory and regulatory filings, and services for consents.
(2)Audit Related Fees consisted principally of fees for accounting research assistance on technical accounting topics.
(3)Tax Fees were primarily for tax consultation and compliance services.

The Audit Committee has considered whether the provision by KPMG LLP of the non-audit services described above was allowed under Rule 2-01(c)(4) of Regulation S-X and was compatible with maintaining auditor independence, and has concluded that KPMG LLP was and is independent of the Company in all respects.

Audit Committee Pre-Approval Policy

The Audit Committee adheres to a policy that requires the Audit Committee’s prior approval of any audit, audit- related and non-audit services provided by the firm that serves as our independent registered public accounting firm. Pursuant to this policy, management cannot engage the firm for any services without the Audit Committee’s pre-approval. The Audit Committee delegates to the Audit Committee Chair the authority to pre-approve non-audit services not exceeding 5% of the total audit fees for the year for purposes of handling immediate needs, with a report to the full Audit Committee of such approvals at its next meeting. The policy complies with Section 10A(i) of the Exchange Act.

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

10.13
Sixth Amendment to Credit Agreement, dated as of March 31, 2022, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lenders party thereto and Bank of America, N.A., as administrative agent, collateral agent, Australian security trustee, swingline lender and letter of credit issuer (Incorporated by reference to Exhibit 10.1 on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 31, 2022).

10.14
Term Loan Agreement, dated as of June 23, 2020, by and among Armstrong Flooring, Inc., as borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 24, 2020).

10.15
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

10.16
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

10.17
Third Amendment to Term Loan Agreement, dated as of March 31, 2022, by and among Armstrong Flooring, Inc., as borrower, Armstrong Flooring Pty Ltd, as Australian borrower, the guarantors named therein, the lender parties thereto and Pathlight Capital LP, as administrative agent, collateral agent and Australian security trustee Incorporated by reference to Exhibit 10.2 on the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 31, 2022).

10.18
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and High Properties, a Pennsylvania limited partnership, as successor to High Properties, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

Exhibit Number	Description
10.19
Lease Agreement - Part I, dated June 26, 2020, by and between the Company and High Properties, a Pennsylvania limited partnership, as successor to High Properties, a Pennsylvania general partnership (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on June 29, 2020).

10.20
Amended and Restated Armstrong Flooring, Inc. 2016 Long-Term Incentive Plan (incorporated herein by reference to Exhibit 4.3 to the Registration Statement on Form S-8 filed by Armstrong Flooring, Inc. with the U.S. Securities and Exchange Commission on August 7, 2017).*

10.21
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

10.27
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
10.34
Form of 2021 Long-Term Time-Based Cash Award - United States (Incorporated by reference to Exhibit 10.2 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.35
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

10.41
Form 2021 Long-Term Time-Based Cash Award - China (Incorporated by reference to Exhibit 10.9 on the Company's Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on July 30, 2021). *

10.42
Amended and Restated Armstrong Flooring, Inc. 2016 Directors Stock Unit Plan (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-8, as filed with the U.S. Securities and Exchange Commission on June 7, 2021).

10.43
Form of Director Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.18 to the Company's Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on May 9, 2016).*

10.44
Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

10.45
Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective May 1, 2020 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on June 24, 2020). *

10.46
Amendment to the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective October 1, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, as filed with the U.S. Securities and Exchange Commission on October 30, 2020). *

10.47	Amendment of the Armstrong Flooring, Inc. Nonqualified Deferred Compensation Plan, effective January 1, 2022.
10.48
Retirement Benefit Equity Plan of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on April 4, 2016).*

Exhibit Number	Description
10.49
Form of Indemnification Agreement with Directors and Officers (incorporated by reference to Exhibit 10.23 to the Company’s Quarterly Report on Form 10-Q filed with the U.S. Securities and Exchange Commission on August 12, 2016).*

10.50
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

10.52
Form of 2019 Long-Term Performance- Based Restricted Stock Grant - Michel S. Vermette (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on September 10, 2019).*

10.53
Form of Time Based Restricted Stock Grant - Larry S. McWilliams (incorporated by reference to Exhibit 99.D.16 to the Company's Tender Offer Statement on Schedule SC-TO-I, as filed with the U.S. Securities and Exchange Commission on May 17, 2019).*

10.54
Form of Retention Bonus Agreement with Messrs. Bassett, Flaharty, Hess and Parisi, dated October 31, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, as filed with the U.S. Securities and Exchange Commission on November 5, 2019).*

10.55
Form of Amended and Restated Change in Control Severance Agreement with Messrs. Bassett, Hess, and Parisi dated December 1, 2017, Mr. Thoresen dated December 11, 2019, and Ms. Trojanowski dated October 19, 2020 (incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.56
Amended and Restated Change in Control Severance Agreement with Mr. Flaharty dated December 1, 2017 (incorporated by reference to Exhibit 10.32 to the Company's Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 6, 2018).*

10.57
Severance Pay Plan for Executive Employees of Armstrong Flooring, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on September 2, 2016).*

10.58
Separation Agreement and Release with Mr. Maier dated May 2, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on May 3, 2019).*

10.59
Separation Agreement and Release dated July 1, 2020, by and between the Company and Douglas B. Bingham (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on July 2, 2020).*

10.60
Agreement of Purchase and Sale and Joint Escrow Instructions by and between Armstrong Flooring, Inc. and South Gate Owner, LP, a Delaware limited partnership, as of February 25, 2021 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2021).

10.61
Form of Holdback Agreement as Exhibit G to Agreement of Purchase and Sale and Joint Escrow Instructions by and between Armstrong Flooring, Inc. and South Gate Owner, LP, a Delaware limited partnership, as of February 25, 2021 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission on March 2, 2021).

18.1	Preferability Letter of Independent Registered Public Accounting Firm (previously filed with the Original Report).
21.1	Subsidiaries of Armstrong Flooring, Inc. (previously filed with the Original Report).

Exhibit Number	Description
23.1	Consent of Independent Registered Public Accounting Firm (previously filed with the Original Report).
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report).
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report).
31.3	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
31.4	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.†
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report).
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed with the Original Report).
101.INS	XBRL Instance Document†
101.SCH	XBRL Taxonomy Extension Schema Document†
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document†
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document†
101.LAB	XBRL Taxonomy Extension Label Linkbase Document†
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document†
104	Cover Page Interactive Data File [formatted as inline XBRL)†

*	Management Contract or Compensatory Plan.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Armstrong Flooring, Inc.
(Registrant)

Date:	May 2, 2022

By:	/s/ Amy P. Trojanowski

Amy P. Trojanowski
Senior Vice President and Chief Financial Officer
(As Duly Authorized Officer)